Form 10QSB
period 1997-03-31
SUNPORT MEDICAL CORP
filed 1997-05-19
CIK 892833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       March 31, 1997      Commission File No.
0-20702


SUNPORT MEDICAL CORPORATION
(Exact name of Registrant as specified in its charter)


British Columbia                                      _______None______
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)
Identification No.)


716-850 W. Hastings Street
Vancouver, British Columbia, Canada V6C 1E1
(Address of principal executive offices)

(604) 682-4488
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to
such filing requirements for at least the past 90 days.

Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Class                                       Outstanding at May 14, 1997

Common Stock, no par value                            25,963,311




SUNPORT MEDICAL CORPORATION
Consolidated Balance Sheets


                                          March 31     September 30
                                            1997           1996

ASSETS

Current Assets:
  Cash                               $        219,987      $   179,708
  Accounts receivable - net of allowance
    for doubtful accounts                   2,189,695        2,874,004
  Accounts receivable - other                  61,199           94,401
  Current notes receivable                  1,309,704             --
  Prepaid expenses                             13,980           50,510

Total Current Assets                        3,794,565         3,198,623

Long-term accounts receivable - net of
  allowance for doubtful accounts             103,982           570,444

Long-term notes receivable                      7,564             9,947

Property and Equipment:
  Equipment under capital leases                 --             772,392
  Furniture, fixtures and equipment            114,054        1,928,940
  Leasehold improvements                        99,760          462,916

                                               213,814        3,164,248
Less accumulated depreciation                  109,733          541,265

Total property and equipment - net             104,081        2,622,983

Organization and acquisition costs, net of
  accumulated amortization                          78            3,173

Other assets                                     69,587         141,616

Total assets                         $        4,079,857 $     6,546,786

See notes to unaudited interim consolidated financial statements.



SUNPORT MEDICAL CORPORATION
Consolidated Balance Sheets


                                          March 31     September 30
                                            1997           1996

LIABILITIES AND
SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                   $        11,871    $    446,691
  Accrued operating expenses                  11,564         126,902
  Long-term debt due within 1 year               --        2,169,880
  Current capital lease obligations              --          216,508
  Taxes payable                              122,437         102,565

Total Current Liabilities                    145,872       3,062,546

Capital lease obligations, less
  current portion                                --           220,140

Long-term debt, less current portion             --           739,399

Deferred credit                                21,429          92,857

Total Liabilities                             167,301       4,114,942


SHAREHOLDERS' EQUITY
  Common stock, no par value                 6,409,291       6,406,080
  Retained deficit                          (2,496,735)    (3,974,236)
  Treasury stock, 7,500,000 shares          (1,171,875)    (1,171,875)
  Contributed capital                        1,171,875       1,171,875

Total Shareholders' Equity                   3,912,556       2,431,844


Total Liabilities and Shareholders'
Equity                                $      4,079,857  $    6,546,786


See notes to unaudited interim consolidated financial statements.



SUNPORT MEDICAL CORPORATION
Consolidated Statements of Operations


                                         Six month period ended March 31
                                            1997            1996

Net Revenues                         $    795,411     $     4,487,426

Expenses:
  Operating costs and expenses          1,582,185           5,008,709
  Provision for bad debts                  29,681             199,029
  Interest                                 33,010              82,801

  Loss on foreign currency                  2,541               1,240



Total expense                           1,647,417           5,291,779

Operating income (loss)                  (852,006)           (804,353)

Non-operating income:
  Gain on sale of clinics               2,402,507             506,158

Income (loss) before income tax         1,550,501            (298,195)

Income tax expense                         73,000                   --

Net income (loss)                       1,477,501             (298,195)

Retained deficit - beginning of period (3,974,236)           (1,696,902)

Retained deficit - end of period       (2,496,735)           (1,995,097)


Earnings (loss) per share            $        0.06  $             (0.01)


Weighted average shares outstanding    25,964,794           25,958,311


See notes to unaudited interim consolidated financial statements.






SUNPORT MEDICAL CORPORATION
Consolidated Statements of Operations


                                      Three month period ended March 31
                                            1997            1996

Net Revenues                         $    100,652        $ 2,410,059

Expenses:
  Operating costs and expenses            420,175          2,693,949
  Provision for bad debts                   1,301             60,502

  Interest                                    176             39,178

  Loss on foreign currency                  1,541               (519)



Total expense                             423,193          2,793,110

Operating income (loss)                  (322,541)          (383,051)

Non-operating income:
  Gain (Loss) on sale of clinics          (15,869)           506,158

Income (loss) before income tax          (338,410)           123,107

Income tax expense (benefit)                     --               --

Net income (loss)                    $    (338,410)   $      123,107


See notes to unaudited interim consolidated financial statements.


SUNPORT MEDICAL CORPORATION
Consolidated Statements of Cash Flows


                                        Six month period ended March 31
                                              1997           1996

OPERATING ACTIVITIES
Net income (loss)                        $  1,477,501  $       (298,195)
Adjustments to reconcile net income
(loss) to net cash provided by (used by)
operating activities:
  Depreciation and amortization               18,417            195,555
  Provision for bad debts                     29,681            199,029
  Unrealized loss (gain) on investments          --              93,535
  Gain from clinic sale                     (2,402,507)        (506,158)
Effect of changes in working capital           654,124         (280,185)

Net cash used by operating activities         (222,784)        (596,419)

INVESTING ACTIVITIES
Purchase of property and equipment             (54,882)         (96,066)
Disposal of property, plant & equipment         64,409                --
Proceeds from disposal of property
  and equipment                               2,700,000         701,000
Collection of loans receivable                    2,581           7,331
Loan receivable                              (1,284,672)             --

Net cash provided by investing activities     1,427,436         612,265

FINANCING ACTIVITIES
Issuance of Common Stock                          3,211           9,682
Proceeds from long-term debt                         --         406,732
Payments on long-term debt & capital le      (1,167,584)       (544,620)

Net cash used by financing activities        (1,164,373)       (128,206)

Net increase (decrease) in cash                  40,279        (112,360)

Cash at beginning of period                     179,708         137,570


  Cash at End of Period              $          219,987     $     25,210




SUNPORT MEDICAL CORPORATION

Notes to Unaudited Interim Consolidated Financial Statements


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim consolidated financial statements include the accounts of Sunport Medical
Corporation, a corporation organized under the laws of British Columbia, Canada, and its majority-owned subsidiaries, collectively the Company. The subsidiaries include Sunport
Medical Corporation (USA), formerly
Medinvest Holdings, Inc., The Avinco Group, Inc., The Imaging One Group, Inc.,
Professional Imaging Services,
Inc., U.S. Rehab Centers, Inc. and Central Imaging Center, Inc. The financial statements are presented in U.S.
dollars and in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B.
Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ending March
31, 1997 are not indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-
K for the year ended September 30, 1996.

Use of Estimates
The Company prepares financial statements in conformity with generally accepted accounting principles that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable
The Company performs evaluations of the collectibility of its receivables and maintains an allowance for potential credit losses that management believes to be reasonable. Simultaneously, the Company reviews collection patterns to determine whether a variance in pattern requires an adjustment to the allowance account.

Stock-Based Compensation
In fiscal year 1997, the Company adopted Statement of Financial Accounting
Standards No. 123 (SFAS 123),
"Accounting for Stock-Based Compensation."   SFAS 123 requires expanded
disclosures of stock-based
compensation arrangements with employees and nonemployees and encourages a new method of accounting for
employee stock compensation awards based on their estimated fair value at the date of grant and the recognition of
associated compensation expense over the service period in the income statement.

New Accounting Pronouncement
In February, 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards
No. 128, "Earnings Per Share", which will be effective in the Company's 1998 fiscal year. The company does not expect the impact of the new standard to have a material effect on the financial statements.


NOTE 2 - COMMON STOCK

The Company has issued stock options to certain directors and employees, which vest upon issuance and expire five years from issuance. The transactions for the period ended March 31, 1997 are summarized as follows:

                                Option Shares     Option Price

Outstanding at 12/31/96            1,719,000     .15 and .16

Canceled                              16,000             .15

Outstanding at 03/31/97            1,703,000      .15 and .16

At March 31, 1997 options were exercisable at various dates through June 2001.


NOTE 3 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding after considering the effect of stock options and warrants using the treasury stock method. For the period ending March 31, 1997 the effect of stock equivalents was dilutive.

As of March 31, 1997 the outstanding common stock of the company was 25,968,311 shares.


NOTE 4 - INCOME TAX

Deferred tax assets and liabilities are determined based on the difference between financial and tax reporting bases of assets and liabilities, which result in taxable or deductible amounts in future periods. As of March 31, 1997, the
Company has a net operating loss carryforward of $1,801,500.00. The Company has not recognized a tax benefit in this period due to the uncertainty of operations in future periods.


NOTE 5 - CONTINGENCIES

A malpractice suit filed against two of the Company's subsidiaries on March 8, 1996 that was originally scheduled to go to trial in December 1996, has been postponed until mid-1997. This lawsuit claims damages in excess of the minimum jurisdictional limits. This lawsuit is being handled by the Company's malpractice carrier.

On August 21, 1996, the Company and various principals of the Company were served with a lawsuit filed by Infusion Centers of America, et al. (ICA). The Company has filed with the court a general denial to all claims of ICA. Management of the Company continues to attempt to resolve the claims of ICA through settlement negotiations.

On February 24, 1997, the Company and the lessor of the MRI unit in Laredo were served with an Application for
Temporary Restraining Order by the landlord of the Laredo MRI facility. This order has prevented the Company and lessor from removing the MRI unit. On March 12, 1997, the Company filed a counterclaim against the landlord alleging fraud and misrepresentation, breach of contract and breach of warranty. On March 14, 1997, the lessor of the MRI unit filed a cross action against the Company for breach of the lease agreement. Representatives of all parties are negotiating to resolve the disputes as expeditiously as possible.

The likelihood of an unfavorable outcome for the above is not readily determinable. As a result, no provision for losses related to these claims has been made in the accompanying financial statements. Management believes that the outcome of these matters will not have a material adverse effect on the financial position, results of operations or the liquidity of the Company.

On March 1, 1997, the Company received notification from the Office of the Attorney General for the State of Texas that the investigation of the Company by the Attorney General has been terminated with no action taken.


NOTE 6 - POTENTIAL ACQUISITIONS

On March 12, 1997, the Company's Board of Directors announced the execution of a Letter of Intent to acquire a privately held long-term health care corporation that operates and manages nursing homes. Subject to certain conditions, the execution of a definitive agreement is expected to occur July
1997 at which time the target
corporation will be comprised of seven nursing homes with projected annual revenues of approximately
$20,000,000.

The Company is awaiting audited financial statements to finalize negotiations for the acquisition of another privately held long-term health care company pursuant to the Letter of Intent executed
December 1996.

The Company has loaned a total of $1,284,672 to the target corporations, related principals and other third parties.
These loans are for a one-year term with interest paid quarterly at prime plus
2%.  The loans are secured by notes
receivable in the amount of $550,000 and a security interest in three privately held long-term health care facilities.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION



Liquidity and Capital Resources

During the six month period ending March 31, 1997, the Company experienced a $40,279 increase in its cash position resulting from cash used by operating activities of $222,784, cash provided by investing activities of
$1,427,436 and cash used by financing activities of $1,164,373.

On October 31, 1996 the Company sold substantially all of its assets, excluding accounts receivable, to US
Diagnostic, Inc. (USDI) for $2,700,000. In addition, USDI assumed all of the liabilities associated with these assets.
The Company retained its accounts receivable and maintains a staff to collect the outstanding balances due to the Company, which total approximately $2,300,000 net at March 31, 1997.

On March 12, 1997, the Company's Board of Directors announced the execution of a Letter of Intent to acquire a privately held long-term health care corporation that operates and manages nursing homes. Subject to certain conditions, the execution of a definitive agreement is expected to occur July
1997 at which time the target
corporation will be comprised of seven nursing homes with projected annual revenues of approximately
$20,000,000.

The Company is awaiting audited financial statements to finalize negotiations for the acquisition of another privately held long-term health care company pursuant to a Letter of Intent executed
December 1996.

The Company has loaned a total of $1,284,672 to the target corporations, certain related principals and other third parties. These loans are for a one-year term with interest paid quarterly at prime plus 2% and are secured by notes receivable in the amount of $550,000 and a security interest in the ownership of three privately held long-term healthcare facilities.

The Company believes that the decrease in overhead and the expected cash inflow from accounts receivable and notes receivable leave the Company in a position to be able to meet its present liquidity and capital requirements for the near future.


Results of Operations

The Company had after tax net income of $1,477,501 for the six month period ended March 31, 1997 compared to a net loss of $298,195 for the same period in 1996. The Company had an after tax net loss of $338,410 for the three month period ended March 31, 1997 compared to net income of $123,107 for the same period in 1996. The sale to USDI on October 31, 1996 included the three diagnostic imaging centers located in San Antonio, Texas. The
Company recognized a gain on the sale to USDI of $2,418,376. The Company continued to operate one MRI facility located in Laredo, Texas through February 14, 1997.

The Company's net revenue for the second quarter of 1997 was $100,652 with net revenue for the six month period ended March 31, 1997 of $795,411. Net revenue for the month of October, prior to the sale to USDI totaled
$575,832. The balance of the revenue for the six month period is from the operation of the Laredo MRI center as well as rental income from sublessees. The net revenue for the second quarter of 1996 was $2,410,059 with net revenue for the six month period ended March 31, 1996 of $4,487,426. This represented revenue from the operation of four diagnostic imaging centers and four physical therapy centers. The physical therapy centers were either closed or sold during the second quarter of 1996.

The Company's statement of operations reflects total expenses for the second quarter of 1997 of $423,193 with total expenses for the six month period ended March 31, 1997 of $1,647,417. This compares to total expenses for the second quarter of 1996 of $2,793,110 with total expenses for the six month period ended March 31, 1996 of $5,291,779. Obviously, the overhead and total expenses of the Company decreased dramatically with the sale of the majority of the operations October 31, 1996.

The Company ceased operations in Laredo February 14, 1997 pursuant to continuing losses generated by that operation. Pursuant to negotiations to terminate the Company's lease obligation on the MRI unit, the Company was advised of the lessor's intent to repossess the MRI unit. On February 24, 1997 the Company and the lessor of the MRI unit were served with an Application for Temporary Restraining Order by the landlord of the Laredo facility housing the MRI. This order has prevented the lessor from removing the MRI unit. Representatives of all parties are negotiating to resolve the disputes as expeditiously as possible.

The Company's Board of Directors has made a commitment to enter the business of long-term health care through the execution of the March 1997 and December 1996 Letters of Intent. The Board expects the finalization of the negotiations to be completed in the near future, subject to the review of audited financial statements and the completion of certain conditions by the target corporations.


PART II

OTHER INFORMATION


Item 1.  Legal Proceedings

    None.

Item 2.  Changes in Securities

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

    None.

    (b)  Reports on Form 8-K:

 None.




SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      SUNPORT MEDICAL
CORPORATION


Dated:May 14, 1997                     By: /s/ Dennis R. Gutzman, M.D.
                                                                Dennis R.
Gutzman, M.D.
                                                                President
(principal executive officer)



Dated:May 14, 1997                        By: /s/ Tracey L. Bunce
                                                                     Tracey L.
Bunce
                                                                Chief Financial
Officer
                                      (principal financial officer)



