Form 10QSB
period 1997-06-30
SUNPORT MEDICAL CORP
filed 1997-08-14
CIK 892833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                       June 30, 1997
                                                     -------------

                           Commission File No. 0-20702
                                               -------


                          SUNPORT MEDICAL CORPORATION.
             (Exact name of registrant as specified in its charter)


        British Columbia                                    None
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)

                           716-850 W. Hastings Street
                   Vancouver, British Columbia, Canada V6C 1E1
                    (Address of principal executive offices)

                                 (664) 682-4488
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                Outstanding at June 30, 1997
           -----                                -----------------------------
Common Stock, no par value                             25,963,311

SUNPORT MEDICAL CORPORATION
Consolidated Statement of Cash Flows
Stated in U.S. Dollars

                                                    Nine month period ended June 30
                                                          1997           1996
                                                      -----------    ------------
OPERATING ACTIVITIES
Net income (loss)                                     $   183,508    $  (215,606)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
     Depreciation and amortization                         27,952        268,264
     Provision for bad debts                              161,181        214,517
     Unrealized loss on investments                          --           93,535
     Gain from clinic sale                             (2,418,376)      (506,158)
     Loss on sale of A/R                                  951,289           --
Effect of changes in working capital                     (526,415)      (548,909)
                                                      -----------    -----------
Net cash used by operating activities                  (1,620,861)      (694,357)
                                                      -----------    -----------
INVESTING ACTIVITIES
Purchase of property and equipment                        (54,882)      (144,785)
Disposal of assets                                      1,645,466           --
Proceeds from disposal of property, equipment and
accounts receivable                                     2,700,000        701,000
Collection of loans receivable                            350,301          8,653
Loan receivable                                        (1,284,672)          --
                                                      -----------    -----------
Net cash provided by investing activities               3,356,213        564,868
                                                      -----------    -----------
FINANCING ACTIVITIES
Issuance of Common Stock                                    1,697         10,813
Proceeds from long-term debt                                 --        1,043,239
Payments on long-term Debt & Capital leases            (1,167,584)      (592,992)
                                                      -----------    -----------
Net cash (used by) provided by financing activities    (1,165,887)       461,060
                                                      -----------    -----------

Net increase in cash                                      596,465        331,571

Cash at beginning of period                               179,708        137,570
                                                      -----------    -----------
Cash and cash equivalents at end of period            $   749,173    $   469,141
                                                      ===========    ===========

SUNPORT MEDICAL CORPORATION
Consolidated Balance Sheets
Stated in U.S. Dollars

                                                    June 30    September 30
                                                      1997         1996
                                                  ----------   ------------
ASSETS

Current Assets:
     Cash                                         $  749,173   $  179,708
     Accounts receivable- net of allowance
          for doubtful accounts                         --      2,874,004
     Accounts receivable- other                      842,036       94,401
     Current notes receivable                        963,430         --
     Prepaid expenses                                   --         50,510
                                                  ----------   ----------
Total Current Assets                               2,554,639    3,198,623

Long-term accounts receivable- net of allowance
     for doubtful accounts                              --        570,444

Long-term notes receivable                             6,118        9,947

Property and Equipment:
     Equipment under capital leases                     --        772,392
     Furniture, Fixtures and equipment                62,280    1,928,940
     Leasehold improvements                           99,760      462,916
                                                  ----------   ----------
                                                     162,040    3,164,248
Less accumulated depreciation                         66,494      541,265
                                                  ----------   ----------
Total property and equipment- net                     95,546    2,622,983

Organization and acquisition costs, net of
     accumulated amortization                           --          3,173

Other assets                                          61,678      141,616
                                                  ----------   ----------
Total Assets                                      $2,717,981   $6,546,786
                                                  ==========   ==========


See notes to unaudited interim consolidated financial statements.

SUNPORT MEDICAL CORPORATION
Consolidated Balance Sheets
Stated in U.S. Dollars


                                                     June 30     September 30
                                                       1997          1996
                                                  -----------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                             $    19,021    $   446,691
     Accrued operating expenses                        11,067        126,902
     Long-term debt due within 1 year                    --        2,169,880
     Current capital lease obligations                   --          216,508
     Taxes payable                                     50,308        102,565
                                                  -----------    -----------
Total Current Liabilities                              80,396      3,062,546

Capital lease obligations, less current portion          --          220,140

Long-term debt, less current portion                     --          739,399

Deferred credit                                        20,536         92,857
                                                  -----------    -----------
Total Liabilities                                     100,932      4,114,942


SHAREHOLDERS' EQUITY
     Common stock, no par value                     6,407,777      6,406,080
     Retained deficit                              (3,790,728)    (3,974,236)
     Treasury stock, 7,500,000 shares              (1,172,969)    (1,171,875)
     Contributed capital                            1,172,969      1,171,875
                                                  -----------    -----------
Total Shareholders' Equity                          2,617,049      2,431,844
                                                  -----------    -----------

Total Liabilities and Shareholders' Equity        $ 2,717,981    $ 6,546,786
                                                  ===========    ===========

See notes to unaudited interim consolidated financial statements.

SUNPORT MEDICAL CORPORATION
Consolidated Statements of Operations
Stated in U.S. Dollars


                                       Nine month period ended June 30
                                          1997               1996
                                         ------------    ------------
Net Revenues                             $    860,413    $  6,361,570

Expenses:
     Operating costs and expenses           1,916,038       6,752,693
     Provision for bad debts                  161,181         214,517
     Interest                                  33,010         113,703
     Loss on foreign currency                   2,128           2,421
                                         ------------    ------------
Total expense                               2,112,357       7,083,334
                                         ------------    ------------
Operating loss                             (1,251,944)       (721,764)

Non-operating income:
     Gain on sale of clinics                2,418,376         506,158
     Loss on sale/disposal of assets         (982,924)           --
                                         ------------    ------------
Income (loss) before income tax               183,508        (215,606)

Income tax expense                               --              --
                                         ------------    ------------
Net income (loss)                        $    183,508    $   (215,606)

Retained deficit - beginning of period     (3,974,236)     (1,696,902)
                                         ------------    ------------
Retained deficit - end of period           (3,790,728)     (1,912,508)
                                         ============    ============
Earning (loss) per share                 $       0.01    $      (0.01)
                                         ============    ============
Weighted average shares outstanding        25,965,747      25,958,128
                                         ============    ============

See notes to unaudited interim consolidated financial statements.

SUNPORT MEDICAL CORPORATION
Consolidated Statements of Operations
Stated in U.S. Dollars


                                                     Three month period ended June 30
                                                             1997           1996
                                                        ------------    ------------
Net Revenues                                            $     65,002    $  1,874,144

Expenses:
     Operating costs and expenses                            333,853       2,054,521
     Provision for bad debts                                 131,500          15,488
     Interest                                                   --            30,902
     Loss on foreign currency                                   (413)          1,181
                                                        ------------    ------------
Total expense                                                464,940       2,102,092
                                                        ------------    ------------
Operating loss                                              (399,938)       (227,948)

Non-operating income- loss on sale/disposal of assets       (967,055)           --
                                                        ------------    ------------
Income (loss) before income tax                           (1,366,993)       (227,948)

Income tax expense                                              --              --
                                                        ------------    ------------
Net income (loss)                                       $ (1,366,993)   $   (227,948)
                                                        ============    ============
Earning (loss) per share                                $      (0.05)   $      (0.01)
                                                        ============    ============
Weighted average shares outstanding                       25,967,652      25,958,311
                                                        ============    ============

See notes to unaudited interim consolidated financial statements.

                           SUNPORT MEDICAL CORPORATION

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements include the accounts of Sunport Medical Corporation, a corporation organized under the laws of British Columbia, Canada, and its majority-owned subsidiaries, collectively the Company. The subsidiaries include Sunport Medical Corporation (USA), formerly Medinvest Holdings Inc., The Avinco Group, Inc., The Imaging One Group, Inc., Professional Imaging Services, Inc., U.S. Rehab Centers, Inc., and Central Imaging Center, Inc. The financial statements are presented in U.S. dollars and in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ending June 30, 1997 are not indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 1996.

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

STOCK-BASED COMPENSATION
In fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and nonemployees and encourages a new method of accounting for employee stock compensation awards based on their estimated fair value at the date of grant and recognition of associated compensation expense over the service period in the income statement. The Company did not issue any stock options during the third quarter of 1997. The Company has elected to follow the guidance in APB 25 for measurement and recognition of stock-based compensation. SFAS 123 disclosures are not required on an interim basis unless complete financial statements are issued.

RECENTLY ISSUED ACCOUNTING STANDARD
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share", which will be effective in fiscal 1998. The Company does not expect the impact of the new standard to have a material effect on the financial statements.


NOTE 2 - COMMON STOCK

The Company has issued stock options to certain directors and employees, which vest upon issuance and expire five years from issuance. The transactions for the period ended June 30, 1997 are summarized as follows:


                                         Option Shares          Option Price
                                         -------------          ------------

Outstanding at 03/31/97                   1,703,000             .15 and .16

Cancelled                                     2,000                     .15
                                          ---------             -----------
Outstanding at 06/30/97                   1,701,000             .15 and .16
                                          =========

At June 30, 1997 options were exercisable at various dates through June 2001.


NOTE 3 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding after considering the effect of stock options and warrants using the treasury stock method. For the period ending June 30, 1997 the effect of stock equivalents was anti-dilutive.

As of June 30, 1997 the outstanding common stock of the Company was 25,963,311 shares. Pursuant to the Settlement Agreement effective September 30, 1996, the Company holds 7,500,000 shares in treasury.


NOTE 4 - INCOME TAX

Deferred tax assets and liabilities are determined based on the difference between financial and tax reporting bases of assets and liabilities, which result in taxable or deductible amounts in future periods. As of June 30, 1997, the Company has a net operating loss carryforward of $952,000. The Company has not recognized a deferred asset for the tax benefit due to the uncertainty of operations in future periods.

NOTE 5 - CONTINGENCIES

A malpractice suit filed against two of the Company's subsidiaries on March 8, 1996 was mediated on July 16, 1997 with no resolution of the claim. A court date has not yet been set for this lawsuit. This lawsuit claims damages in excess of the minimum jurisdictional limits and is being handled by the Company's malpractice carrier.

On August 21, 1996, the Company and various principals of the Company were served with a lawsuit filed by Infusion Centers of America, et al. (ICA). The Company has filed with the court a general denial to all claims of ICA. Management of the Company continues to attempt to resolve the claims of ICA through settlement negotiations.

On February 24, 1997, the Company and the lessor of the MRI unit in Laredo were served with an Application for Temporary Restraining Order by the landlord of the Laredo MRI facility. This order prevented the Company and the lessor from removing the MRI unit until approximately April 1997. On March 12, 1997, the Company filed a counterclaim against the landlord alleging fraud and misrepresentation, breach of contract and breach of warranty. On March 14, 1997, the lessor of the MRI unit filed a cross action against the Company for breach of the lease agreement. Management of the Company is attempting to resolve the claims of all parties as expeditiously as possible.

The likelihood of an unfavorable outcome for the above is not readily determinable. As a result, no provision for losses related to these claims has been made in the accompanying financial statements. Management believes that the outcome of these matters will not have a material adverse effect on the financial position, results of operations or the liquidity of the Company.


NOTE 6 - POTENTIAL ACQUISITIONS

On March 12, 1997, the Company's Board of Directors announced the execution of a Letter of Intent to acquire a privately-held long-term health care corporation that operates and manages nursing homes. In July 1997, the Company received the required financial statements from the target corporation pursuant to the requirements of the Letter of Intent. On July 31, 1997, the Company terminated the Letter of Intent with the long-term health care corporation.

As of June 30, 1997, the Company has notes receivables of approximately $935,000 outstanding from the long-term health care corporation, related principals and other third parties. These loans are due on various dates beginning November 1997 through December 1997 and require interest to be paid quarterly at prime plus 2%. These loans are secured by notes receivable and a security interest in the ownership of three privately held long-term health care facilities.

NOTE 7 - SUBSEQUENT EVENTS

On July 25, 1997, the Company executed an Accounts Receivable Purchase Agreement with Natco Industries, Inc. ("Natco"), pursuant to which the Company sold all of its accounts receivable effective June 30, 1997 for $750,000 cash. The Company's estimated net value of the accounts receivable was approximately $1,701,000 immediately prior to the sale. In addition, Natco assumed all of the personnel and liabilities associated with the Company's billing and collection operation. The proceeds from the sale were received by the Company on July 29, 1997.

On August 8, 1997, the Company executed a Letter of Intent to acquire all of the outstanding common shares of Clearview Capital Corporation ("CCC"). CCC is a California company engaged in the business of purchasing and marketing home improvement loans partially insured by the Federal Housing Administration pursuant to Title I, Section 2 of the National Housing Act and loans for debt consolidation and home improvements. Subject to certain conditions, the Company expects to execute a definitive agreement and submit the proposal to the Company's shareholders for approval soon thereafter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ending June 30, 1997, the Company experienced a $569,465 increase in its cash position resulting from cash used by operating activities of $1,620,861, cash provided by investing activities of $3,356,213 and cash used by financing activities of $1,165,887.

On October 31, 1996, the Company sold substantially all of its assets, excluding accounts receivable, to US Diagnostic, Inc. (USDI) for $2,700,000 cash. In addition, USDI assumed all of the liabilities associated with these assets.

On July 25, 1997, the Company executed an Accounts Receivable Purchase Agreement with Natco Industries, Inc. ("Natco"), pursuant to which the company sold all of its accounts receivable effective June 30, 1997, for $750,000 cash. The Company's estimated net value of the accounts receivable was approximately $1,701,000 immediately prior to the sale. In addition, Natco assumed all of the personnel and liabilities associated with the Company's billing and collection operation. The proceeds from the sale were received by the Company on July 29, 1997.

On March 12, 1997, the Company's Board of Directors announced the execution of a Letter of Intent to acquire a privately held long-term health care corporation that operates and manages nursing homes. In July 1997, the Company received the required financial statements from the target corporation pursuant to the requirements of the Letter of Intent. On July 31, 1997, the Company terminated the Letter of Intent with the long-term health care corporation.

As of June 30, 1997, the Company has notes receivable of approximately $935,000 outstanding from the long-term health care corporation, related principals and other third parties. These loans are due on various dates beginning November 1996 through December 1996 and require interest to be paid quarterly at prime plus 2%. These loans are secured by notes receivable and a security interest in the ownership of three privately held long-term health care facilities.

On August 8, 1997, the Company executed a Letter of Intent to acquire all of the outstanding common shares of Clearview Capital Corporation ("CCC"). CCC is a California company engaged in the business of purchasing and marketing home improvement loans partially insured by the Federal Housing Administration pursuant to Title I, Section 2 of the National Housing Act and loans for debt consolidation and home improvements. Subject to certain conditions, the Company expects to execute a definite agreement and submit the proposal to the company's shareholders for approval soon thereafter.

The Company believes that the decrease in overhead, the proceeds from the sale of the accounts receivable, and the expected cash inflow from the notes receivable leave the Company in a position to be able to meet its present liquidity and capital requirements for the near future.

RESULTS OF OPERATIONS

The Company had after-tax net income of $183,508 for the nine-month period ended June 30, 1997 compared to an after-tax net loss of $215,606 for the same period in 1996. The Company recognized a gain on the sale of diagnostic imaging clinics to USDI of $2,418,376 and recognized a loss on the sale of accounts receivable to Natco of $951,289. The Company had an after tax net loss of $227,948 for the same period in 1996. In the third quarter of 1997, the Company recognized the loss on the sale to Natco.

The Company's net revenue for the third quarter of 1997 was $65,002 with net revenue for the nine-month period ended June 30, 1997 of $860,413. Net revenue for the month of October, prior to the sale to USDI totaled $575,832. The majority of the balance of the revenue for the nine-month period is from the operation of the Laredo MRI center, which ceased operation February 14, 1997, as well as rental from sublessees. The net revenue for the third quarter of 1996 was $1,874,144, with net revenue for the nine month period ended June 30, 1996 of $6,361,570. This revenue in 1996 was generated from the operation of four diagnostic imaging centers and four physical therapy centers. The physical therapy centers were either closed or sold during the second quarter of 1996.

The Company's statement of operations reflects total expenses for the third quarter of 1997 of $464,940 with total expenses for the nine-month period ended June 30, 1997 of $2,112,357. This compares to total expenses for the third quarter of 1996 of $2,102,092, with total expenses for the nine-month period ended June 30, 1996 of $7,083,334. Obviously, the overhead and total expenses of the Company decreased dramatically with the October 31, 1996 sale of the majority of the operations and will decrease in the fourth quarter of 1997 with the sale of the accounts receivable on June 30, 1997.

The Company's Board of Directors has made a commitment to endeavor to merge the Company with a privately held corporation that has exhibited positive financial growth. The Board is working as expeditiously as possible to formalize an agreement in recognition that time is of the essence to maintain the Company as a viable merger candidate.

Item 1. Legal Proceedings

     None.

Item 2. Change in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

  a.    Exhibits

        EX-27 - Financial Data Schedule

  b.    Reports on Form 8-K

     None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SUNPORT MEDICAL CORPORATION




DATE:  August 14, 1997                  /s/ Dennis R. Gutzman, MD
     -------------------                --------------------------------
                                        Dennis R. Gutzman, MD
                                        President




DATE:  August 14, 1997                  /s/ Tracey Bunce
     -------------------                --------------------------------
                                        Tracey Bunce
                                        Chief Financial Officer