Form 10KSB40
period 1997-09-30
SUNPORT MEDICAL CORP
filed 1997-12-18
CIK 892833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997 or

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from       to

                           COMMISSION FILE NO.                  0-20702

                           SUNPORT MEDICAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

BRITISH COLUMBIA                                                 NONE
----------------                                           ------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                             Identification No.)

                           716-850 W. HASTINGS STREET
                   VANCOUVER, BRITISH COLUMBIA, CANADA V6C 1E1
                   -------------------------------------------
                    (Address of principal executive offices)
                                 (664) 682-4488
                                  -------------
                           (Issuer's telephone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
                                      ----

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                            COMMON STOCK NO PAR VALUE
                            -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $1,585,060 as of December 10, 1997. There were 18,958,311shares of the Registrant's common stock outstanding as of December 10, 1997.

                                     PART I

ITEM 1.  BUSINESS

History of Business. Sunport Medical Corporation ("the Company" or "the Registrant"), is a corporation organized under the laws of British Columbia. The common shares of the Company are registered under Section 12(g) of the Securities Exchange Act of 1934 and are currently listed for trading on the NASDAQ. In November 1995 the Company voluntarily delisted from the Vancouver Stock Exchange. (Unless otherwise indicated, all currency references in this document, including the financial statements, will be to United States dollars.)

At a special meeting held on October 21, 1996 the shareholders approved a resolution to sell substantially all of the assets of the Company's diagnostic imaging subsidiaries pursuant to an Asset Purchase Agreement between the Company, the Company's subsidiaries and U.S. Diagnostic, Inc. ("USDI"). The sale was approved with an effective date of October 31, 1996 and the funding of the proceeds to the Company occurred on November 15, 1996. Pursuant to the Asset Purchase Agreement, the Company sold the assets to USDI for $2,700,000. This sale included the assumption by USDI of the liabilities associated with these assets. The Company retained all of its accounts receivable.

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

On August 8, 1997 the Company entered into a Letter of Intent to acquire a California corporation engaged in the business of purchasing and marketing home improvement loans partially insured by the Federal Housing Administration and loans for debt consolidation and home improvements. The Company executed a Stock Purchase Agreement November 26, 1997. The Company expects to submit the Agreement for shareholder approval during the first quarter of 1998.

From April 30, 1992 through the respective sale of the Company's operations, the Company, through its subsidiaries, was primarily engaged in the development, operation and management of both outpatient physical therapy and rehabilitation systems and outpatient diagnostic imaging services utilizing magnetic resonance imaging (MRI) systems, computerized tomography (CT) systems, X-Ray systems, ultrasound systems, mammography systems and fluoroscopy systems.

Prior to April 30, 1992, the Company was engaged in the minerals exploration business under the name "Sunport Metals Corporation". Pursuant to a Share Acquisition Agreement dated April 30, 1992, the Company acquired all of the outstanding shares of Sunport Medical Corporation (USA), formerly Medinvest Holdings Inc., and terminated its minerals exploration business. Sunport Medical Corporation (USA), ("Sunport USA"), was incorporated on March 23, 1992 in the State of Texas. The acquisition became effective June 24, 1992 upon the acceptance of a Filing Statement with the Vancouver Stock Exchange.

On June 29, 1992, the Memorandum of the Company was amended to change the name of the Company to Sunport Medical Corporation and to increase the authorized capital to 100,000,000 shares without par value. Prior to the Company's acquisition of Sunport USA, the number of outstanding shares of the Company was 2,480,002. The Company purchased all of the common stock of Sunport USA in exchange for the issuance of 12,000,000 shares of the common stock of the Company. Of the 12,000,000 shares issued, 6,000,000 were issued outright to the selling shareholders of Sunport USA and the remaining 6,000,000 shares were issued pursuant to the terms of an escrow agreement. All shares held in escrow were released during fiscal year 1994.

On April 5, 1995 the Company completed a private placement of 3,600,000 common shares of Company stock to American Vision & Diagnostic Centers, Ltd. ("AVDC"), the former manager of the Company's operation from January 1995 through January 1996. The placement was approved by the Vancouver Stock Exchange at $0.28 (CDN$) per share and totaled $724,450. The private placement also provided for warrants issued to AVDC for 3,600,000 shares at a price of $0.28 (CDN$) if exercised prior to April 1996 and a price of $0.38 (CDN$) if exercised after April 1996 but prior to April 1997. The warrants were wholly exercised on September 30, 1995 and payment for the issued shares was $742,090. Also during 1995, the Company granted 500,000 options to the chairman of AVDC. The options were wholly exercised on September 30, 1995 and payment for the shares was $95,706. Effective September 30, 1996, 7,500,000 of the total shares issued to AVDC and its chairman were returned to the Company as a condition of a Settlement Agreement with AVDC and related parties. These shares were held by the Company as Treasury Stock until September 11, 1997 when 7,000,000 of the shares were cancelled by the Company. In November 1997 the authorized capital of the Company was reduced to 93,000,000.

After April 1992, the Company expanded its business through various acquisitions by its subsidiary, Sunport USA. On April 3, 1992, Sunport USA acquired all of the outstanding shares of Professional Imaging Services, Inc. (PISI) and The Imaging One Group, Inc. (TIOG) for a cash purchase price of $620,475 and $630,965, respectively. These two Texas corporations are engaged in providing outpatient diagnostic imaging services. On April 17, 1992, Sunport USA acquired all of the outstanding shares of The Avinco Group, Inc. (AGI), a Texas corporation engaged in providing management and administrative services to medical services centers, for a cash purchase price of $79,112. On April 30, 1992, Sunport USA, through a newly formed subsidiary, U.S. Rehab Centers, Inc.,
(USRC), acquired the rehabilitation assets of Southwest Professional Plaza Physical Therapy, Inc., a Texas corporation engaged in the provision of outpatient physical therapy and rehabilitation services, for cash together with the assumption of liabilities totaling $110,000. Pursuant to two agreements dated July 15 and July 31, 1992, USRC acquired the assets and associated business and goodwill of Rehabtex, Inc., a Texas corporation engaged in the provision of physical therapy and rehabilitation services through four outpatient centers for $500,000. On March 20, 2996, the Company sold the physical therapy assets, excluding accounts receivable, associated with three of the USRC physical therapy centers for $801,000 cash, which included a $100,000 Non-Competition Agreement. Concurrent with this sale, the Company ceased operations of the remaining USRC physical therapy centers.

Pursuant to an agreement effective September 14, 1992, Sunport USA purchased ownership of Metropolitan Imaging, Ltd. (MIL), a Texas limited liability company engaged in the business of providing mobile magnetic resonance imaging services for $69,000. MIL ceased operations in September 1994. On March 1, 1993, Sunport USA purchased 80.833% of the stock of Central Imaging Center, Inc. (CIC), a Texas corporation engaged in the business of providing diagnostic imaging services, for 22,809 shares of the Company's common stock having a deemed cash value of $73,500, together with the assumption of liabilities approximating $150,000. CIC ceased operations in September 1994. On March 1, 1993, Sunport USA purchased 60% of the stock of Immuno Diagnostic Systems, Inc. (IDS), a Texas corporation engaged in the business of providing allergy and immunology laboratory services for $50,000 cash. Effective September 30, 1994, the Company was successful in divesting itself of its 60% ownership in IDS. This ownership reverted back to the 40% owners of IDS for no consideration, with the stipulation that the five year employment agreement entered into by the Company in 1993 for a principal of IDS be terminated.

Effective September 30, 1997, the Company dissolved its subsidiaries as follows:
The Imaging One Group, Inc., Professional Imaging Services, Inc., Central Imaging Center, Inc. and U.S. Rehab Centers, Inc.

Employees. At September 30, 1997, the Company employs a total of two full-time employees. Effective October 31, 1997, the Company terminated one of its remaining full-time employees and utilizes the services of this individual on a consulting basis.


ITEM 2.  PROPERTY

As of September 30, 1997, the Company has a property lease for its former corporate headquarters of approximately 10,000 square feet. The property leases for its former outpatient diagnostic imaging and outpatient physical therapy clinics were assumed by the companies purchasing those operations. At September 30, 1997, the Company recorded as rent expense a negotiated buyout for the remaining term of the operating lease covering its former corporate headquarters.

ITEM 3.  LEGAL PROCEEDINGS

On August 21, 1996, the Company and various principals of the Company were served with a lawsuit filed in the 45th Judicial District Court of Bexar County, Texas by Infusion Centers of America, etal (ICA). This lawsuit is claiming a breach of an agreement whereby the Company was to exchange one share of the Company's stock for one share of ICA's stock. This lawsuit also claims that principals of the Company breached their fiduciary duties to the Company by entering into the transaction with ICA without the intent to close the transaction. The lawsuit claims damages, punitive or exemplary, in excess of the minimum jurisdictional limits in addition to additional damages, attorney's fees, expert fees, litigation costs and costs of Court. The Company has filed with the court a general denial to these claims and is attempting to resolve the claims of ICA through settlement negotiations. The Company and ICA have verbally agreed to settle the claims of all parties for a total amount to be paid to ICA of $210,000. The Company will pay $185,000 which is recorded on the Company's financial statements at September 30, 1997. The Company's Directors' and Officers' insurance carrier has agreed to pay the remaining $25,000 to ICA. It is proposed that the documents effecting the settlement will be finalized in early November 1997.

On February 24, 1997, the Company and the lessor of the Company's MRI unit in Laredo, Texas were served with an Application for Temporary Restraining Order by the landlord of the Laredo MRI facility. This order prevented the Company and the lessor from removing the MRI unit until approximately April 1997. On March 12, 1997, the Company filed a counterclaim against the landlord alleging fraud and misrepresentation, breach of contract and breach of warranty. On March 14, 1997, the lessor of the MRI unit filed a cross action against the Company for breach of the lease agreement. Management of the Company has attempted to resolve the claims of both parties through settlement negotiations. The lessor of the MRI unit has claimed that the Company's liability to the lessor is over $1,000,000. The Company believes the claims may be settled for substantially less than that, and, accordingly, has recorded an amount of $200,000 on the Company's financial statements at September 30, 1997.

A malpractice suit filed on March 8, 1996 was mediated on July 16, 1997 with no resolution of the claim. This claim is from a former patient against two of the Company's subsidiaries and claims negligence by an employee of the Company when performing an X-Ray, which purportedly resulted in damage to the patient's knee. This suit claims damages in excess of the minimum jurisdictional limits and is being handled by the Company's malpractice insurance carrier. The likelihood of an unfavorable outcome for this claim is not readily determinable. As a result, no provision for loss related to this claim has been made in the accompanying financial statements.

Management of the Company believes that the ultimate outcomes of the remaining contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company except as disclosed above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the security holders for a vote during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's Common Stock is traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the trading symbol "SMQCF" and was also traded on the Vancouver Stock Exchange ("VSE") under the trading symbol "SMQ" until November 1995 when the Company voluntarily delisted from the VSE.

The following tables set forth the high and low bid prices for the Common Stock trading on NASDAQ for the previous two fiscal years. These tables are based on transaction data as reported by NASDAQ:


                                                                  U.S.   Currency
                                        ----------------------------------------------------------------
                                                High                                       Low
                                        ----------------------------------------------------------------
Fiscal Year Ended 09/30/96
                          First Quarter        $1 3/32                                    $ 3/32
                         Second Quarter           9/32                                      5/32
                          Third Quarter          15/32                                       1/8
                         Fourth Quarter          11/16                                      5/32

                                                                  U.S.   Currency

                                        ----------------------------------------------------------------
                                                High                                       Low
                                        ----------------------------------------------------------------
Fiscal Year Ended 09/30/97

                          First Quarter         $ 1/4                                     $ 1/16
                         Second Quarter           1/4                                       3/32
                          Third Quarter           3/16                                      3/32
                         Fourth Quarter           5/32                                      3/32

As of September 30, 1997, there were 18,958,311 shares outstanding with 315 holders of record of the Company's Common Stock. The Company has paid no dividends on its Common Stock in the prior two fiscal years.

To the knowledge of the Company, there are no governmental laws, decrees or regulations in Canada which restrict the export or import of capital, or that affect the remittance of dividends, interest or other payments to non-resident holders of the Company's securities, except for withholding tax provisions discussed in the following section.

Dividends paid on the Common Stock of the Company, or interest paid on any debentures that may be issued by the Company, to United States residents, are subject to a 25% withholding tax in Canada under current tax laws of Canada. However, unless the holder conducts business through a permanent establishment in Canada, such withholding is limited to 15% by the Canada-United States Income Tax Convention of 1980 ("Treaty") as amended.

Under the Treaty, it is provided that the United States shall allow a citizen or resident of the United States, or a domestic corporation, the amount of income tax paid to Canada on dividends or interest as a credit against United States tax on income. Such a credit is also specified by Section 901(b) of the United States Internal Revenue Code.

A non-resident of Canada who holds shares of the Company as an investment will not be subject to tax in Canada on capital gains realized upon the disposition of such shares unless such shares are "taxable Canadian property" within the meaning of the Income Tax Act of Canada, and no relief is afforded under any applicable international tax treaty. The shares of the Company would be taxable Canadian property of a holder if during the five-year period immediately preceding the disposition, the holder, persons with whom the holder did not deal at arm's length, or the holder and persons with whom the holder did not deal at arm's length, owned 25% or more of the issued shares of any class or series of the Company. Notwithstanding any exemption available from capital gains tax in Canada, holders of shares will be taxed on any realized capital gains upon the disposition of their shares, to the extent imposed by the jurisdictions of their residence.

Except as provided in the Investment Canada Act ("the Act"), there are no limitations under the laws of Canada, the Province of British Columbia or in the charter of any other constituent documents of the Company on the right of foreigners to hold and/or vote the shares of the Company. The Act requires a non-Canadian making an investment to acquire control of a Canada business, the gross assets of which exceed a certain defined threshold level, to file an application for review with Investment Canada, the federal agency created by the Act. As a result of the Canada-U.S. Free Trade Agreement, the Act was amended in January 1989 to provide distinct threshold levels for Americans who acquire control of a Canadian business. Pursuant to the Canada-U.S. Free Trade Agreement, review by Investment Canada will be required for investment by Americans, on and after January 1, 1992, only for direct acquisitions of control of a Canadian company where the investment exceeds $150 million.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

1997 vs 1996
During fiscal 1997, the Company experienced a $1,049,395 increase in its cash position resulting from cash used by operating activities of $892,850, cash provided by investing activities $3,107,442 and cash used by financing activities of $1,165,197.

On October 31, 1996, the Company sold substantially all of the assets associated with its diagnostic imaging business to U.S. Diagnostic, Inc. ("USDI") for $2,700,000 cash, pursuant to an Asset Purchase Agreement that was approved by the Company's shareholders at a special meeting held on October 21, 1996. The sale included the assumption by USDI of the liabilities associated with these assets. The Company retained all of the accounts receivable associated with these assets. The sale was effective October 31, 1996 with the sale proceeds received by the Company on November 15, 1996. The Company recognized a gain on the sale of these assets of $2,418,376.

On July 25, 1997, the Company executed an Accounts Receivable Purchase Agreement with Natco Industries, Inc. ("Natco"), pursuant to which the Company sold all of its patient accounts receivable effective June 30, 1997 for $750,000 cash. The Company's estimated net value of the accounts receivable was approximately $1,701,000 immediately prior to the sale. In addition, Natco assumed all of the personnel and liabilities associated with the Company's billing and collection operation. The proceeds from the sale were received by the Company on July 29, 1997.

During the period beginning November 1996 through March 1997, the Company loaned $1,284,672 to corporations initially targeted by the Company as potential acquisitions. These loans are for a term of one year and accrue interest quarterly at prime plus two percent (2%). All notes are secured by notes receivable held in trust and a security interest in the ownership of three privately held long-term health care facilities. The balance on the notes receivable at September 30, 1997 is $880,576. During the fourth quarter of 1997, the Company declared one of the debtors in default on a $300,000 note receivable due to the non-payment of the quarterly interest payment due June 30, 1997. Management believes that this note and accrued interest will ultimately be collected.

On August 8, 1997, the Company executed a Letter of Intent to acquire all of the outstanding common shares of Clearview Capital Corporation ("CCC"). CCC is a California company engaged in the business of purchasing and marketing home improvement loans partially insured by the Federal Housing Administration and loans for debt consolidation and home improvements. The Company executed the Stock Purchase Agreement November 26, 1997. The Company expects to submit the Agreement to the Company's shareholders for approval during the first quarter of calendar 1998.

The Company believes that the decrease in overhead, the proceeds from the sale of the diagnostic imaging assets and the accounts receivable, and the expected interest and principal payments from the notes receivable leave the Company in a position to be able to meet its present liquidity and capital requirements for the near future.

1996 vs 1995
During fiscal 1996 the Company experienced a $42,138 increase in its cash position resulting from cash used by operating activities of $766,858, cash provided by investing activities of $444,062 and cash provided by financing activities of $364,934. The majority of the cash provided by investing activities was related to the $701,000 cash proceeds received upon the sale of the Company's physical therapy business in March 1996. The majority of the cash provided by financing activities was related to the proceeds received from long-term debt totaling $1,100,000 and the related payments made on long-term debt, including capital leases, of $745,060.

RESULTS OF OPERATIONS
1997 vs 1996
The Company had a net loss before the effect of income taxes or benefits of $869,968 for 1997 compared to a net loss before the effect of income taxes or benefits of $2,257,072 for 1996.

Due to the sale of the majority of the Company's diagnostic imaging assets October 31, 1996, 1997 included only one full month of net operating revenue from these assets totaling $575,832. The Company continued to operate its MRI center in Laredo through February 14, 1997 which generated minimal revenue until the date of its closure. Therefore, the Company's net revenue for 1997 was $883,338 compared to net revenue of $7,990,202 for 1996.

The Company's overhead decreased dramatically during 1997 due to the sale of the diagnostic imaging assets in October and decreased even further with the sale of the patient accounts receivable in June. The Company's total expenses for 1997 included only one full month of overhead for the diagnostic imaging centers. Therefore, total expenses for 1997 were $3,172,267 compared to $10,652,879 in 1996. The Company accrued non-recurring expenses of approximately $833,525 during the fourth quarter of 1997 for severance arrangements, legal contingencies, professional fees and a buyout of the corporate property lease.

The Company's loss for 1997 includes a gain on the sale of the diagnostic imaging assets of $2,418,376 and a loss on the sale of the patient accounts receivable of $951,289.

1996 vs 1995

The Company had a net loss before the effect of income taxes or benefits of $2,257,072 for 1996 as compared to a net loss before the effect of income taxes or benefits of $1,445,498 for 1995. The Company's net revenue for 1996 was $7,990,202 representing a 3% decrease from net revenue of $8,275,744 for 1995. The decline in net revenue for the year is directly attributable to the sale in March 1996 of the Company's remaining physical therapy operations, which accounted for approximately $150,000 of monthly net revenue. Net revenue attributable to diagnostic imaging increased in 1996 due to the 6% increase in the number of imaging procedures performed during the year as compared to 1995.

The Company's total expenses for 1996 increased approximately 10% from $9,721,242 in 1995 to $10,652,879 in 1996. Bad debt expense and write-offs increased approximately 91% from $745,030 in 1995 to $1,425,023 in 1996. The Company recorded significant write-offs in 1996 as a result of the difficulties experienced by the Company's former management company in managing the Company's billing and collection operation. The Company also booked an increase in equipment rent expense of 150% from 1995 to 1996 due to the restructuring of equipment debt from notes payable in 1995 to operating leases in 1996. This increase in equipment rent expense is largely responsible for the 7% increase in general and administrative expense from $8,512,916 in 1995 to $9,086,650 in 1996. In addition, radiological interpretations increased 44%, or $270,000 from 1995 to 1996 due to a contract for radiological services at a fixed monthly rate that was effective for twelve months of 1996 and only six months of 1995. Supplies increased 50%, or $200,000 due to the increase in 1996 in the number of imaging procedures performed.

In addition, the net loss for 1996 included a gain of $506,158 from the sale on March 20, 1996 of the Company's physical therapy assets associated with the three physical therapy centers that were operational at that time. Also included is a loss on disposal of assets of $310,536 from the closure of the remaining physical therapy centers. The Company also booked a net gain from a legal settlement with the Company's former management company of $209,982 in 1996 as a result of the forgiveness by the management company of the $634,982 debt due from the Company and the forgiveness by the Company of the $425,000 debt due from a party related to the management company.



ITEM 7.  FINANCIAL STATEMENTS

                                                                Page Number
                                                                -----------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

CONSOLIDATED BALANCE SHEETS,
   September 30, 1997 and 1996

CONSOLIDATED STATEMENTS OF OPERATIONS, for the years ended September 30, 1997, 1996 and 1995

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, for the years ended September 30,1997, 1996 and 1995

CONSOLIDATED STATEMENTS OF CASH FLOWS, for the years ended September 30, 1997,
         1996 and 1995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
         September 30, 1997 and 1996

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years there have been no disagreements with the Company's accountants on any accounting matter or on financial disclosure.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required under this item will be contained in the Company's definitive Proxy Statement for the Annual General Meeting of Members to be held in January 1998.

ITEM 10.  EXECUTIVE COMPENSATION

The information required under this item will be contained in the Company's definitive Proxy Statement for the Annual General Meeting of Members to be held in January 1998.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required under this item will be contained in the Company's definitive Proxy Statement for the Annual General Meeting of Members to be held in January 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item will be contained in the Company's definitive Proxy Statement for the Annual General Meeting of Members to be held in January 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Item 13(a)(1).    EXHIBITS

                  See Exhibit Index.

Item 13(a)(2).    FINANCIAL STATEMENTS

                  Included in Part II of this report, Item 7 of this report:

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  CONSOLIDATED BALANCE SHEETS,
                           September 30, 1997 and 1996
                  CONSOLIDATED STATEMENTS OF OPERATIONS, for the
                           years ended September 30, 1997, 1996
                           and 1995
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, for the years ended September 30, 1997, 1996 and 1995
                  CONSOLIDATED STATEMENTS OF CASH FLOWS, for the years ended
                           September 30, 1997, 1996 and 1995
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                           September 30, 1997 and 1996

Item 13(a)(3).    FINANCIAL STATEMENT SCHEDULES:

There were no Financial Statement Schedules required.

Item 13(b).       REPORTS ON FORM 8-K:

There were no reports filed on Form 8-K during the fourth quarter of 1997.

[DELOITTE & TOUCHE LLP LOGO]
                                              [DELOITTE & TOUCHE LLP LETTERHEAD]



INDEPENDENT AUDITORS' REPORT


Board of Directors
Sunport Medical Corporation:

We have audited the accompanying consolidated balance sheets of Sunport Medical Corporation and its subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1997.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sunport Medical Corporation and its subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte Touche LLP

October 30, 1997
(November 26 as to Note 16)

[DELOITTE & TOUCHE LLP LOGO]
                                              [DELOITTE & TOUCHE LLP LETTERHEAD]



INDEPENDENT AUDITORS' REPORT



Board of Directors
Sunport Medical Corporation:

We have audited the accompanying consolidated balance sheets of Sunport Medical Corporation and its subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sunport Medical Corporation and its subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles in the United States.





October 30, 1997
(November 26 as to Note 16)

SUNPORT MEDICAL CORPORATION




TO OUR SHAREHOLDERS:

The Company's Board of Directors is pleased to announce that on November 26, 1997 a Stock Purchase Agreement was executed by the Company to acquire 100% of the outstanding stock of Clearview Capital Corporation ("CCC"). CCC is a California company operating as a wholesale lender engaged in the purchase and marketing of home improvement loans partially insured by the Federal Housing Administration pursuant to Title I, Section 2 of the National Housing Act and loans for debt consolidation and home improvements. The Company is submitting the Agreement to the Company's shareholders for approval at a meeting currently scheduled for January 1998.

As you are aware, for the majority of 1997 the Company existed as a shell corporation with substantially no revenue generating operations as a result of the sale of the physical therapy business on March 19, 1996 and the sale of the diagnostic imaging business on October 31, 1996.

During 1997, the intent of the Board of Directors of the Company has been to provide the shareholders of the Company with a proposal for entering the Company in a new business through a merger or acquisition that would give the shareholders the opportunity to maximize the share value of the Company's stock. The Company's Board of Directors believes that the proposal being presented to acquire the stock of Clearview Capital Corporation represents an exciting opportunity for the Company and its shareholders.

Sincerely,




Dennis R. Gutzman, M.D.
Chairman of the Board
Sunport Medical Corporation

SUNPORT MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996

                                                         ------------    ------------
                                                              1997           1996
                                                         ------------    ------------
ASSETS
Current Assets:
  Cash                                                   $  1,229,103    $    179,708
  Accounts receivable - net of allowance for doubtful
   accounts of $865,079 in 1996 (Note 13)                          --       2,874,004
  Accounts receivable - other                                 118,980          94,401
  Notes receivable (Note 2)                                   880,576              --
  Prepaid expenses                                              4,450          50,510
                                                         ------------    ------------
Total Current Assets                                        2,233,109       3,198,623

Long-term accounts receivable - net of allowance for
  doubtful accounts of $116,838 in 1996 (Note 13)                  --         570,444

Long-term notes receivable                                      4,639           9,947

Property and Equipment:
  Equipment under capital leases (Note 3)                          --         772,392
  Vehicle                                                      51,996              --
  Furniture, fixtures and equipment                            45,171       1,928,940
  Leasehold improvements                                       99,761         462,916
                                                         ------------    ------------
                                                              196,928       3,164,248
Less accumulated depreciation                                  73,429         541,265
                                                         ------------    ------------
Total property and equipment - net                            123,499       2,622,983

Organization and acquisition costs, net of accumulated
  amortization of $501,014 in 1996                                 --           3,173

Other assets                                                   56,187         141,616
                                                         ------------    ------------

Total Assets                                             $  2,417,434    $  6,546,786
                                                         ============    ============

See notes to consolidated financial statements.

SUNPORT MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996

                                                                  ------------    ------------
                                                                      1997            1996
                                                                  ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                $      1,273    $    446,691
  Accrued expenses (Note 6 and 11)                                     783,595         126,902
  Long-term debt due within 1 year (Note 5)                                 --       2,169,880
  Current capital lease obligation (Note 3)                                 --         216,508
  Taxes payable                                                         60,704         102,565
                                                                  ------------    ------------
Total Current Liabilities                                              845,572       3,062,546

Capital lease obligations, less current portion (Note 3)                    --         220,140

Long-term debt, less current portion (Note 5)                               --         739,399

Deferred credit                                                         19,643          92,857
                                                                  ------------    ------------
Total Liabilities                                                      865,215       4,114,942

SHAREHOLDERS' EQUITY
Common stock, no par value:
  Authorized 100,000,000 shares, issued 18,958,311 in 1997 and       6,408,467       6,406,080
  25,958,311 in 1996 (Note 4)
Retained deficit                                                    (4,856,248)     (3,974,236)
Treasury stock, 500,000 shares in 1997 and 7,500,000 in 1996           (79,219)     (1,171,875)
(Note 4)
Contributed capital                                                     79,219       1,171,875
                                                                   -----------    ------------
Total Shareholders' Equity                                           1,552,219       2,431,844
                                                                   -----------    ------------

Total  Liabilities and Shareholders' Equity                        $ 2,417,434    $  6,546,786
                                                                   ===========    ============

See notes to consolidated financial statements.

SUNPORT MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF  OPERATIONS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                                       ------------    ------------    ------------
                                                           1997            1996            1995
                                                       ------------    ------------    ------------
Net Revenues                                           $    883,338    $  7,990,202    $  8,275,744
                                                       ------------    ------------    ------------

Expenses:
Cost of patient services, general and administrative      2,974,798       9,086,650       8,512,916
(including expenses of $419,240 from related
parties in 1995)
Provision for bad debts                                     161,617       1,425,023         745,030
Interest                                                     33,011         138,967         463,099
Loss on foreign currency                                      2,841           2,239             197
                                                       ------------    ------------    ------------
Total expense                                             3,172,267      10,652,879       9,721,242
                                                       ------------    ------------    ------------
Operating loss                                           (2,288,929)     (2,662,677)     (1,445,498)
Non-operating income (loss):
 Gain on sale of clinics (Note 13)                        2,418,376         195,623              --
 Gain from legal settlement (Note 11)                            --         209,982              --
 Loss on sale/disposal of assets (Note 13)                 (999,415)             --              --
                                                         ----------    ------------    ------------
Loss before income tax                                     (869,968)     (2,257,072)     (1,445,498)
Income tax expense (benefit) (Note 8)                        12,044          20,262        (284,536)
                                                       ------------    ------------    ------------
Net loss                                               $   (882,012)   $ (2,277,334)   $ (1,160,962)
                                                       ============    ============    ============

Loss per share                                         $      (0.04)   $      (0.06)   $      (0.11)
                                                       ============    ============    ============
Average number of shares and common stock
equivalents outstanding (Note 4)                         25,599,612      25,958,174      20,239,122

See notes to consolidated financial statements.

SUNPORT MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                              ---------------------------------------------------------------------------------------------
                                Number of       Common        Retained         Treasury       Contributed      Total Equity
                                 Shares          Stock        Earnings          Stock           Capital
                              ---------------------------------------------------------------------------------------------
Balance, Sept. 30, 1994         18,195,811   $ 4,820,818    $   (535,940)    $        --      $        --      $ 4,284,878
Net proceeds from sale of        7,200,000     1,466,540              --              --                         1,466,540
shares in private placement
and exercise of warrants
Net proceeds from sale of          537,500       108,728              --              --               --          108,728
shares under stock option
agreements
Net loss                                --            --      (1,160,962)             --               --       (1,160,962)
                              --------------------------------------------------------------------------------------------
Balance, Sept. 30, 1995         25,933,311     6,396,086      (1,696,902)             --               --        4,699,184
Net proceeds from sale of           25,000         9,994              --              --               --            9,994
shares under stock option
agreements
Receipt of treasury stock,              --            --              --      (1,171,875)       1,171,875               --
7,500,000 shares, pursuant
to legal settlement
Net loss                                --            --      (2,277,334)             --               --       (2,277,334)
                              --------------------------------------------------------------------------------------------
Balance, Sept. 30, 1996         25,958,311     6,406,080      (3,974,236)     (1,171,875)       1,171,875        2,431,844
Net proceeds from sale of            5,000         1,293              --              --               --            1,293
shares under stock option
agreements
Purchase/cancellation of            (5,000)        1,094              --              --               --            1,094
5,000 shares pursuant to
shareholders' dissent
Cancellation of treasury        (7,000,000)           --              --       1,092,656       (1,092,656)              --
stock, 7,000,000 shares
Net loss                                --            --        (882,012)             --               --         (882,012)
                              --------------------------------------------------------------------------------------------
Balance, Sept. 30, 1997         18,958,311   $ 6,408,467    $ (4,856,248)    $   (79,219)     $    79,219      $ 1,552,219
                              ============================================================================================

See notes to consolidated financial statements.

SUNPORT MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF  CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                        -------------   --------------  --------------
                                                            1997              1996           1995
                                                        -------------   --------------  --------------
OPERATING ACTIVITIES
Net Loss                                                $    (882,012)  $   (2,277,334) $   (1,160,962)
Adjustments to reconcile net loss to net cash used
by operating activities:
  Deferred income tax                                              --               --        (313,999)
  Depreciation and amortization                                34,886          468,280         933,015
  Provision for bad debts                                     161,617        1,425,023         745,030
  Unrealized loss on investments                                   --           93,535           6,464
  (Gain) from asset sale/clinic closures - net             (1,414,415)        (195,623)             --
  (Gain) from legal settlement                                     --         (209,982)             --
Change in assets and liabilities:
  Accounts receivable                                       1,011,098          (64,626)     (1,493,876)
  Other accounts receivable                                   (49,809)          69,622         (89,886)
  Prepaid expenses                                             46,060           72,681         (54,796)
  Accounts payable                                           (437,960)         (65,106)         271,233
  Accrued operating expenses                                  688,998         (203,442)       (256,159)
  Other                                                       (51,313)         120,114         116,679
                                                        -------------   --------------  --------------
Net cash used by operating activities                        (892,850)        (766,858)     (1,297,257)
                                                        -------------   --------------  --------------
INVESTING ACTIVITIES
Purchase of property and equipment                            (54,882)        (267,361)       (143,921)
Disposal of assets                                            562,362               --              --
Proceeds from disposal of assets                            3,450,000          701,000          34,477
Collection of notes receivable                                367,298           10,423           1,130
Loan receivable                                            (1,217,336)              --              --
                                                        -------------   --------------  --------------
Net cash provided by (used by) investing activities         3,107,442          444,062        (108,314)
                                                        -------------   --------------  --------------
FINANCING ACTIVITIES
Issuance of common stock                                        2,387            9,994       1,575,268
Proceeds from long-term debt                                       --        1,100,000       2,828,218
Payments on long-term debt and capital leases              (1,167,584)        (745,060)     (3,166,014)
                                                        -------------   --------------  --------------
Net cash (used by) provided by financing activities        (1,165,197)         364,934       1,237,472
                                                        -------------   --------------  --------------
Net increase (decrease) in cash                             1,049,395           42,138        (168,099)
Cash and cash equivalents at beginning of year                179,708          137,570         305,669
                                                        -------------   --------------  --------------
Cash and cash equivalents at end of year                $   1,229,103   $      179,708  $      137,570
                                                        =============   ==============  ==============

                           SUNPORT MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Sunport Medical Corporation, a corporation organized under the laws of British Columbia, Canada, and its majority-owned subsidiaries, collectively the Company. The subsidiaries include Sunport Medical Corporation (USA), formerly Medinvest Holdings, Inc., The Avinco Group, Inc., The Imaging One Group, Inc. ("TIOG"), Professional Imaging Services, Inc. ("PISI"), U.S. Rehab Centers, Inc. ("USRC") and Central Imaging Center, Inc. ("CIC"). The Company had no income producing activities until April 30, 1992, when Sunport Medical Corporation (USA) was acquired. The operations of the acquired businesses have been included in the consolidated financial statements from their respective dates of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation. A majority of the income producing operations were sold during 1996 and 1997, as further disclosed in Note 13, and the following subsidiaries were subsequently dissolved effective September 30, 1997:
TIOG, PISI, USRC and CIC.

The financial statements are presented in U.S. dollars and in accordance with U.S. generally accepted accounting principles. However, certain amounts in the notes to the financial statements are presented in Canadian dollars, shown as CDN$. Gains or losses from transactions in Canadian currency are recognized currently in the results of operations. Translation gains or losses have not been material.

USE OF ESTIMATES
The Company prepares financial statements in conformity with generally accepted accounting principles that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the accounting period. Actual results could differ from those estimates.

FAIR VALUE DISCLOSURES
The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and matters of considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different assumptions, judgments and/or estimation methodologies may have a material effect on the estimated fair value amounts.

REVENUE RECOGNITION
Revenues from services provided to patients are recorded at the estimated net realizable amounts under reimbursement agreements with third-party payors. These agreements provide for reimbursement at amounts different from the Company's standard rates.

PATIENT ACCOUNTS RECEIVABLE
As disclosed in Note 13, the Company sold its patient accounts receivable effective June 30, 1997, therefore, the Company has no patient accounts receivable at September 30, 1997. Significant concentrations of patient accounts receivable by payor class at September 30, 1996 include approximately 64% from personal injury, 13% from managed care, 8% from workers compensation, 7% from private pay, 5% from commercial insurers and 3% from Medicare/Medicaid.

LONG-TERM PATIENT ACCOUNTS RECEIVABLE
As disclosed in Note 13, the Company sold its patient accounts receivable effective June 30, 1997, therefore, the Company has no long-term patient accounts receivable at September 30, 1997. Prior to the sale, receivables from patients involved in personal injury litigation were collected over extended periods from the dates the medical services were provided. Amounts which the Company estimated would be collected after one year from the balance sheet date were classified as long-term accounts receivable.

MEDICAL MALPRACTICE INSURANCE
The Company purchased a tail malpractice insurance policy covering its previous business of providing outpatient diagnostic imaging and physical therapy services. This policy is on a claims made basis and provides coverage in the amount of $1,000,000 per person and $3,000,000 in the aggregate per incident.

PROPERTY AND EQUIPMENT
Property and Equipment are carried at cost. Depreciation expense is determined by the straight-line method over the useful lives of the assets, principally for periods of five to ten years. Leasehold improvements are amortized over the life of the applicable lease.

OTHER ASSETS
Other Assets includes $48,333 and $71,666 at September 30, 1997 and 1996, respectively, due from the purchaser of the Company's physical therapy operations for the execution of a Non-Competition Agreement.

INCOME TAXES
The Company records income taxes under Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes", (See Note 8). Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax bases of the Company's assets and liabilities and are measured using the enacted tax rates. An allowance is provided for any net deferred tax assets that are considered less likely to be realized.

STOCK-BASED COMPENSATION
During fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" ("SFAS 123"). The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"), but would be required to disclose pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption, whereas the disclosure requirements apply to all awards granted subsequent to October 1, 1994. The Company will continue to recognize and measure compensation for its stock option plan in accordance with the existing provisions of APB 25. See Note 4 for pro forma disclosures of net loss as if the fair value-based method prescribed by SFAS No. 123 had been applied.

RECENTLY ISSUED ACCOUNTING STANDARD
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share", which will be effective in fiscal 1998. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information", which will be effective in fiscal 1998. The Company does not expect the impact of the new standards to have a material effect on the financial statements.

RECLASSIFICATIONS
Certain prior year balances have been reclassified for comparative purposes.


2.   NOTES RECEIVABLE
The Company has notes receivable totalling $885,215 at September 30, 1997 of which $880,576 is classified as current. Interest accrues on these notes at prime plus two percent (2%) and is due quarterly. The majority of these notes mature on dates beginning November 1997 through March 1998. All notes are secured by notes receivable held in trust and a security interest in the ownership of three privately held long-term health care facilities. During the fourth quarter of 1997, the Company declared a debtor in default on a $300,000 note receivable due to the non-payment of the quarterly interest payment due June 30, 1997. Management believes that this note and accrued interest will ultimately be collected.


3.   CAPITAL LEASES
Pursuant to the sale of the majority of the Company's assets as described in
Note 12, the Company has no future obligations under capital leases at September 30, 1997. The Company previously leased equipment from financing companies under capital leases. The leases provided that the Company be responsible for insurance, taxes and maintenance on the equipment. Accumulated depreciation on capital lease asset balances included in property and equipment were $0 and $313,202 at September 30, 1997 and 1996, respectively. The obligations under capital leases were secured by the leased assets and the Company had the option to purchase the assets at fair market value at the end of the lease term.


4.   COMMON STOCK
On April 5, 1995 the Company completed a private placement of 3,600,000 common shares of Company stock to American Vision & Diagnostic Centers, Ltd (AVDC), a former related party, as approved by the

Vancouver Stock Exchange at $0.28 (CDN$) per share totalling $724,450. The private placement also provided for warrants issued to AVDC for 3,600,000 shares at a price of $0.28 (CDN$) if exercised prior to April 1996 and a price of $.38 (CDN$) if exercised after April 1996 but prior to April 1997. The warrants were wholly exercised on September 30, 1995 and payment for the issued shares was $742,090. Also during 1995, the Company granted 500,000 stock options to the Chairman of AVDC. The options were wholly exercised on September 30, 1995 and payment for the shares was $95,706. Effective September 30, 1996, 7,500,000 of the total shares issued were returned to the Company as part of a Settlement Agreement further explained in Note 10. These shares were held by the Company as Treasury Stock until September 11, 1997 when 7,000,000 of the shares were cancelled by the Company. In November 1997 the authorized capital of the Company was reduced to 93,000,000.


The Company has issued stock options at fair value to certain directors and employees which vest upon issuance and expire five years from issuance. The transactions from September 30, 1994 through September 30, 1997 are summarized as follows:


                          Shares
    Outstanding           Subject                      Option Price                         Weighted Average
        At               to Option                                                          Exercise Price
    -----------        -------------       ---------------------------------------          ----------------
     09/30/94            1,543,331                 1.32(CDN)and 1.34(CDN)                       1.32(CDN)
      Granted            1,136,875               .26(CDN),.47(CDN),.82(CDN)                      .41(CDN)
    Exercised             (537,500)                .47(CDN) and .26(CDN)                         .28(CDN)
    Cancelled             (500,625)               1.32(CDN) and 1.34(CDN)                       1.22(CDN)
                       -----------
     09/30/95            1,642,081                 .47(CDN) and .82(CDN)                         .49(CDN)
      Granted            2,294,500         .15(US),.16(US), .23(US) and 1.00(US)                 .16(US)
    Exercised              (25,000)                       .47(CDN)                               .47(CDN)
    Cancelled           (1,822,081)        .15(US),.23(US), 1.00(US),.47(CDN) and
                                                          .82(CDN)                               .36(US)
                       -----------
     09/30/96            2,089,500                .15(US),.16(US), .23(US)                       .15(US)
    Exercised               (5,000)                       .15(US)                                .15(US)
    Cancelled             (434,500)                 .15(US) and .23(US)                          .16(US)
                       -----------
     09/30/97            1,650,000                  .15(US) and .16(US)                          .15(US)
                       ===========


At September 30, 1997, 1,650,000 options were exercisable and the weighted average remaining contractual life was forty-three months.

In fiscal 1997, the Company adopted SFAS No. 123, however, as permitted by the standard, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for the Company's option plans. Had the determination of compensation cost for these plans been based on the fair value of the grant dates for awards under these plans, consistent with the method of SFAS No.

123, the Company's net loss for the years ended September 30, 1997 and 1996 would have been increased to the pro forma amounts indicated below:

                                         1997                 1996
                                         ----                 ----
            Net loss:
                As reported           $(882,012)           $(2,277,334)
                Pro forma             $(932,012)           $(2,297,250)
            Per share:
                As reported           $(    .04)           $(      .06)
                Pro forma             $(    .04)           $(      .06)

The resulting compensation expense may not be representative of compensation expense to be incurred on a pro forma basis in future years.

On September 30, 1997 the Company had 18,958,311 common shares issued.


5.  LONG-TERM DEBT

Description                                         September 30, 1997        September 30, 1996
------------------------------------------------    ------------------        ------------------
$500,000 line of credit with financing
company, secured by accounts receivable,
payable monthly, interest only, at the Base
Rate plus 4%, through May 12, 1998 with the
unpaid principal balance due May 12, 1998             $        --                  $ 442,876


Note payable to imaging company, secured by available assets, payable monthly, interest only, at Prime plus 2%, through the earlier of September 30, 1997 or the closing of the purchase and sale of certain of the Company's assets

                                                               --                    600,000


Note payable to vendor, $6,348 due monthly
including interest of 11.25% through March
1997

                                                               --                     36,903

Note payable to vendor, $1,505 due monthly
including interest of 18% through January
1997

                                                               --                      5,802

Description                                          September 30, 1997     September 30, 1996
---------------------------------------------        ------------------     ------------------
Note payable to financing company, $1,618
due monthly including interest of 12.25%
through June 1998                                              --                    30,403

Notes payable to financing company, secured
by imaging equipment and accounts
receivable, $100,476 due monthly including
interest of 11.8% through January 1998                         --                 1,748,291

Note payable to financing company, secured
by office equipment, $164 due monthly
including interest of 7.6% through February
1997                                                           --                     1,202

Note payable to financing company, secured by imaging equipment, $1,138 due monthly including interest of 7.3% through May 2000

                                                               --                    43,802

                                                     ------------                ----------
                                                               --                 2,909,279
Less amounts due within one year                               --                 2,169,880
                                                     ------------                ----------
                                                     $         --                $  739,399
                                                     ============                ==========


6.  OPERATING LEASES
Historically, the Comapany has leased certain facilities and equipment under noncancellable operating leases. As further described in Note 13, the Company sold the majority of its operating assets effective October 31, 1996, which included the assumption of certain operating leases of the Company by the purchaser. Therefore, the rent expense for the years ended September 30, 1997, 1996 and 1995 totalled $341,109, $2,603,665 and $1,629,587, respectively, including costs for maintenance, taxes and insurance. At September 30, 1997, the Company recorded $250,000 as rent expense for a negotiated buyout of the remaining term of the operating lease covering its former corporate headquarters.



7.   MAINTENANCE COMMITMENTS
The Company previously entered into maintenance contracts which commited it to future payments for maintenance of its imaging equipment. Effective with the sale of substantially all of the Company's assets during fiscal 1997, as further described in Note 13, all maintenance agreements were either assumed by the purchasing entity or cancelled by the Company. Therefore, the Company has no remaining obligation for future maintenance payments at September 30, 1997.

8.   INCOME TAX
Deferred tax assets and liabilities are determined based on the difference between financial and tax reporting bases of assets and liabilities. These differences result in taxable or deductible amounts in future years. The Company has a net operating loss carryforward of $2,868,281 that will expire as follows:

                             Amount             Expires September 30
                           ----------           ---------------------
                           $  327,147                   2008
                            1,474,353                   2111
                            1,066,781                   2112
                           ----------
                           $2,868,281
                           ==========

Significant components of deferred tax liabilities and assets are as follows:

                                                    09/30/97          09/30/96
                                                  -----------       ------------
Deferred tax liabilities:
  Change in method of accounting
  from cash to accrual                            $        --       $    (4,625)
  Depreciation and amortization                            --           (94,788)
                                                  -----------       -----------
                                                           --           (99,413)
Deferred tax assets:
  Net operating loss                                  977,973           598,148
  Foreign currency translation loss                    44,058            43,092
  Allowance for bad debt                                   --           333,852
  Other                                               212,569            53,121
                                                  -----------       -----------
                                                    1,234,600         1,028,213
                                                  -----------       -----------
 Subtotal                                           1,234,600           928,800
 Less deferred tax asset valuation allowance       (1,234,600)         (928,800)
                                                  -----------       -----------
 Net deferred tax asset (liability)               $        --       $        --
                                                  ===========       ===========

Significant components of the provision for income tax for the years ended September 30 are as follows:

                                   1997              1996              1995
                                 ---------        ---------         ---------
Current:
     Federal                     $      --        $      --         $      --
     State                          12,044           20,262            29,463
                                 ---------        ---------         ---------
                                    12,044           20,262            29,463
                                 ---------        ---------         ---------
Deferred:
     Federal                            --               --          (313,999)
     State                              --               --                --
                                 ---------        ---------         ---------
                                        --               --          (313,999)
                                 ---------        ---------         ---------
                                 $  12,044        $  20,262         $(284,536)
                                 =========        =========         =========

The components of the provision for deferred income taxes for the years ended September 30 are as follows:

                                         1997         1996          1995
                                      ---------     --------      --------
Difference related to cash vs
accrual accounting                    $ 127,587     $(323,101)    $(521,539)
Acquisition costs                            --       (65,270)      (23,537)
Depreciation and amortization            38,820        57,238       (69,723)
Net operating income (loss)            (379,825)     (494,120)      199,121
Other                                   (91,416)       48,078       (49,263)
Foreign currency translation               (966)         (683)           --
Valuation allowance                     305,800       777,858       150,942
                                      ---------     ---------     ---------
Total                                 $      --     $      --     $(313,999)
                                      =========     =========     =========


The reconciliation of expected income tax (computed at applicable U.S. federal statutory rates) to the actual income tax provision for the years ended September 30 is as follows:


                                       1997            1996            1995
                                    ----------      ----------      ---------
Expected benefit                    $(295,789)      $(774,294)      $(491,095)
State income tax, net of
   federal tax effect                   7,949          13,373          19,446
Loss from foreign operations              346           4,662           3,468
Valuation reserve for deferred
   tax asset                          305,800         777,858         150,942
Other items, net                       (6,262)         (1,337)         32,703
                                    ---------       ---------       ---------
Actual income tax                   $  12,044       $  20,262       $(284,536)
                                    =========       =========       =========

Sunport (USA) and its 80% or more owned subsidiaries file a consolidated federal income tax return in the United States. The Canadian parent company files a separate income tax return in Canada and has $94,965 (CDN$130,102) in current year operating loss for tax purposes that expire prior to September 30, 2001 if not utilized earlier.


9.  EARNINGS (LOSS) PER SHARE
Earnings (loss) per share are based on the weighted average number of common shares and common share equivalents outstanding after considering the effect of stock options and warrants using the treasury stock method. For the period ended September 30, 1997 the effect of stock equivalents was anti-dilutive. For the periods ended September 30, 1996 and 1995, the effect of stock equivalents was dilutive and not material.

10.  RELATED PARTY TRANSACTIONS
Effective September 30, 1996, the Company executed a Settlement Agreement and Mutual Release with AVDC and other former related parties, collectively "the Parties". Significant conditions of the settlement were as follows: a release of the Company and its subsidiaries from any obligations owing to the Parties; the return to the Company of 7,500,000 shares issed to the Parties in 1995; a release of the Parties from any obligations owing to the Company; and the assumption by the Company of diagnostic imaging assets previously sold to AVDC and assumption by the Company of the related notes payable.


11.  CONTINGENCIES
A malpractice suit filed against two of the Company's subsidiaries on March 8, 1996 was mediated on July 16, 1997 with no resolution of the claim. A court date has not yet been set for this lawsuit. This lawsuit claims damages in excess of the minimum jurisdictional limits and is being handled by the Company's malpractice carrier. The likelihood of an unfavorable outcome for this claim is not readily determinable. As a result, no provision for loss related to this claim has been made in the accompanying financial statements.

On August 21, 1996, the Company and various principals of the Company were served with a lawsuit filed by Infusion Centers of America, et al. ("ICA"). The Company has filed with the court a general denial to all claims of ICA. Management of the Company has attempted to resolve the claims of ICA through settlement negotiations. The Company and ICA have verbally agreed to settle the claims of all parties for a total amount to be paid to ICA of $210,000. The Company will pay $185,000 which is recorded on the Company's financial statements at September 30, 1997. The Company's Directors' and Officers' insurance carrier has agreed to pay the remaining $25,000 to ICA.

On February 24, 1997, the Company and the lessor of the MRI unit in Laredo were served with an Application for Temporary Restraining Order by the landlord of the Laredo MRI facility. This order prevented the Company and the lessor from removing the MRI unit until approximately April 1997. On March 12, 1997, the Company filed a counterclaim against the landlord alleging fraud and misrepresentation, breach of contract and breach of warranty. On March 14, 1997, the lessor of the MRI unit filed a cross action against the Company for breach of the lease agreement. Management of the Company has attempted to resolve the claims of both parties through settlement negotiations. The lessor of the MRI unit has claimed that the Company's liability to the lessor is over $1,000,000. The Company believes the claims may be settled for substantially less than that and, accordingly, has recorded an amount of $200,000 on the Company's financial statements at September 30, 1997.

Management of the Company believes that the ultimate outcomes of these matters will not have a material adverse effect on the financial position, results of operations or the liquidity of the Company, other than as disclosed above.


12.  FAIR VALUE OF INSTRUMENTS
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

      Accounts payable and accrued expenses: The carrying amount reported in the balance sheet for accounts payable and accrued expenses approximates its fair value.

      Demand note payable and long-term debt: The carrying amounts of the Company's borrowing under its short-term revolving credit agreements approximate their fair value. The fair values of the Company's demand note payable and long-term debt are estimated using discounted cash flow a analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

13.  GAIN/LOSS ON SALE OF ASSETS AND CLINIC CLOSURES
On March 20, 1996 the Company sold the physical therapy assets, excluding accounts receivable, associated with three physical therapy centers for $801,000 cash, which includes a $100,000 Non-Competition Agreement that is payable monthly over five years and amortized over seven years. The Company recognized a $506,158 gain on the sale of these assets and simultaneously wrote off goodwill and other assets totalling $310,536 associated with the termination of operations at the two remaining physical therapy centers that were not included in the sale.

On October 31, 1996, the Company sold substantially all of the assets associated with its diagnostic imaging business to U.S. Diagnostic, Inc. ("USDI") for $2,700,000 cash, pursuant to an Asset Purchase Agreement that was approved by the Company's shareholders at a special meeting held on October 21, 1996. The sale included the assumption by USDI of the liabilities associated with these assets. The Company retained all of its accounts receivable. The sale was effective October 31, 1996 with the sale proceeds received by the Company on November 15, 1996. The Company recognized a gain on the sale of these assets of $2,418,376.

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


14.  DIFFERENCES BETWEEN U.S. GAAP AND CANADIAN GAAP
The Company is organized under the laws of British Columbia. As such, the Company is required to file certain financial information with the British Columbia Securities Commission. Such financial information is to be prepared in accordance with Canadian GAAP. The following summarizes the differences in the Company's financial statements that would occur were they prepared in accordance with Canadian GAAP.

The income statement contains as a part of operating expenses certain items that, under Canadian GAAP, would be disclosed outside of operations as unusual items. Such items include write-off of investments, gain or loss from clinic sales or closures and gain from legal settlement. There is no effect on the net loss due to this difference.

Canadian GAAP provides that the treasury shares received pursuant to a legal settlement, discussed in Note 10, be held at zero on the balance sheet at September 30, 1997 and 1996. At the time the shares are cancelled, common stock is reduced by the prorata contributed capital and a contributed surplus is established. For the cancellation of the 7,000,000 shares in September 1997, Canadian GAAP would decrease common stock and establish contributed surplus by $1,727,484. There is no effect on results of operations or total shareholders' equity due to these differences.

Canadian GAAP requires a statement of changes in financial position which includes non-cash transactions, as opposed to the statement of cash flows required by U.S. GAAP. As a result, cash provided by investing activities would be decreased and cash provided by financing activities would be increased by $79,219 and $1,171,875, respectively, for 1997 and 1996.


15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal     Net Revenue        Net Revenue        Operating         Operating
Quarter       1997               1996          Expense 1997      Expense 1996
--------------------------------------------------------------------------------
First       $694,759   (a)    $2,077,367       $1,224,224  (a)   $2,498,669
Second       100,652           2,410,059          423,193         2,286,952
Third         65,002           1,874,144          464,940         2,102,092
Fourth        22,925           1,628,632        1,059,910  (c)    3,765,166  (d)



Fiscal     Net Income         Net Income             EPS             EPS
Quarter   (Loss) 1997        (Loss) 1996             1997            1996
-------------------------------------------------------------------------------
First      $1,815,911  (a)     $(421,302)            $.07  (a)      $  (.02)
Second       (338,410)           123,107             (.01)              .01
Third      (1,366,993) (b)      (227,948)            (.05) (b)         (.01)
Fourth       (992,520) (c)    (1,751,191) (d)        (.04) (c)         (.06) (d)

(a) On October 31, 1996, the Company sold substantially all of its assets as disclosed in Note 13 above. The Company recognized a gain on the sale of these assets of $2,418,376.
(b) On July 25, 1997, the Company sold its patient accounts receivable as disclosed in Note 13, above. The Company recognized a loss on the sale of these receivables of approximately $951,000.
(c) In the fourth quarter of 1997, the Company accrued non-recurring expenses of $833,525 for severance arrangements, legal contingencies, professional fees and a buyout of the corporate lease.
(d) In the fourth quarter of 1996, the Company was able to begin evaluating the accounts receivable records previously maintained by its former management company, AVDC. The Company determined that a substantial amount of the over $4,000,000 retrieved from AVDC was uncollectible, resulting in additional bad debt write-offs of $770,859 at September 30, 1996.

16.  POTENTIAL ACQUISITIONS
On August 8, 1997, the Company executed a Letter of Intent to acquire all of the outstanding common shares of Clearview Capital Corporation ("CCC"). CCC is a California company engaged in the business of purchasing and marketing home improvement loans partially insured by the Federal Housing Administration and loans for debt consolidation and home improvements. The Company executed the Stock Purchase Agreement November 26, 1997. The Company expects to submit the Agreement to the Company's shareholders for approval during the first quarter of 1998.

SUNPORT MEDICAL CORPORATION

DIRECTORS AND EXECUTIVE OFFICERS:

DENNIS R. GUTZMAN, M.D. - Chairman of the Board and President; Principal Occupation - President, DRG Orthopedics, San Antonio, Texas.

LAWRENCE D. BARR - Director and Secretary; Principal Occupation - President, Island Arc Resources Corporation and acts as a self-employed business consultant to various companies.

WILLIAM H. MCCONNACHIE - Director; Principal Occupation - Pharmacist, Shoppers Drug Mart

TRACEY L. BUNCE - Chief Financial Officer



SUNPORT MEDICAL CORPORATION (USA) EXECUTIVE OFFICERS:

DENNIS R. GUTZMAN - Chairman and President

TRACEY L. BUNCE - Chief Financial Officer



SECURITY ATTORNEYS:

Canada: Anfield Sujir Kennedy & Durno, 1600 Stock Exchange Tower, P.O. Box 10068, Pacific Center, Vancouver, B.C., Canada V7Y 1C3

United States: Tisdale & Nicholson, 2049 Century Park East, Suite 755, Los Angeles, CA 90067



AUDITORS: Deloitte & Touche LLP, 180 N. Stetson Avenue, Chicago, Illinois 60601



STOCK TRANSFER AGENT AND REGISTRAR: Pacific Corporate Trust Company, 830-625 Howe Street, Vancouver, B.C., Canada V6C 3B8



INQUIRIES AND FINANCIAL REPORTS: Tracey L. Bunce, Chief Financial Officer, 2414 Babcock, Suite 105, San Antonio, Texas 78229



STOCK QUOTATION:  NASDAQ Stock Exchange - Ticker Symbol SMQCF

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SUNPORT MEDICAL CORPORATION

Dated:  December 11, 1997              By: /s/ Dennis R. Gutzman, M.D.
                                          ---------------------------------
                                           Dennis R. Gutzman, M.D.
                                           Chairman of the Board and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title) /s/ Dennis R. Gutzman, M.D.
                        --------------------------------------------------------
                         DENNIS R. GUTZMAN, M.D.,  Chairman of the Board and
                                                   President

                         Date: December 11, 1997


By (Signature and Title) /s/ Lawrence Barr
                        --------------------------------------------------------
                         LAWRENCE BARR, Director
                         Date: December 11, 1997


By (Signature and Title) /s/ Tracey L. Bunce
                        --------------------------------------------------------
                         TRACEY L. BUNCE,  Chief Financial Officer and
                                           Principal Accounting Officer
                         Date: December 11, 1997

                                  EXHIBIT INDEX


Exhibit Number        Description
--------------        -----------
         3.1          Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

         3.2          Articles of Incorporation of the Company (filed as Exhibit 3.2 to the
                      Company's Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

         10.2         Non-Competition Agreement between HealthSouth Texas Limited
                      Partnership, Sunport Medical Corporation (U.S.A.), W. Thomas
                      Geralds, Jr., Dennis Gutzman, M.D., Tracey Bunce, and U.S. Rehab
                      Centers, Inc., dated as of March 20, 1996 (filed as Exhibit 10 to the
                      Company's Form 8-K dated March 20, 1996 and incorporated herein by reference).

         11.1         Statement re computation of per share earnings is included herein as
                      Exhibit 11.1 of this Report.

         21.0         Subsidiaries of Registrant (filed as Exhibit 21.0 to the Company's
                      Form 10-K for the year ended September 30, 1994, and incorporated herein by reference).

         22.0         Definitive Proxy Statement/Information Circular of the Company dated
                      October 21, 1996, filed on September 24, 1996 and incorporated herein by reference.

         27.1         Financial Data Schedule is included as Exhibit 27.1 of this Report.