Form 10KSB
period 1997-12-31
ARGENT CAPITAL CORP
filed 1998-03-27
CIK 892833

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB

(Mark One)

[ ]  Annual report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the fiscal year ended __________

[X] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from October 1, 1997 to December 31, 1997

                        Commission file Number 000-20702

                           ARGENT CAPITAL CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


               NEVADA                                          88-0383765
   -------------------------------                         -------------------
   (State or Other Jurisdiction of                            (IRS Employer
     Incorporation or Organization)                          Identification No.)


2414 Babcock, Suite 105, San Antonio, TX                           78229
----------------------------------------                   -------------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (210) 614-2900
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Securities registered under Section 12(b) of the Exchange Act:



            Title Of Each Class                           Name Of Each Exchange
            -------------------                            On Which Registered
                                                          ---------------------


                   NONE
          --------------------------                    ------------------------

          --------------------------                    ------------------------


         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)



      Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the


                                    10KSB-1
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X    NO
                                 ---       ---



      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


      State issuer's revenues for its most recent fiscal year.  $883,338

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of
affiliate in Rule 12b-2 of the Exchange Act.)   $1,274,049

           Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.


                             YES ______  NO ______


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS


      State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date.   18,958,311 (as of December
31, 1997).


                      DOCUMENTS INCORPORATED BY REFERENCE



      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated; (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities
Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended
December 24, 1990). The registrant's Proxy Statement for its Annual General Meeting of Members, dated December 29, 1997, for its meeting to be held
January 27, 1998 in Part III.

      Transitional Small Business Disclosure Format (check one):


                             YES         NO   X
                                -------    -------


                                    10KSB-2

                                     PART I

ITEM 1.  BUSINESS

History of Business. Argent Capital Corporation ("ACC"), formerly Sunport Medical Corporation (each "the Company" or "the Registrant"), is a corporation originally organized under the laws of British Columbia. The common shares of the Company are registered under Section 12(g) of the Securities Exchange Act of 1934 and are currently listed for trading on the NASDAQ SmallCap Market. In November 1995 the Company voluntarily delisted from the Vancouver Stock Exchange. On December 12, 1997, the Company received the consent of the British Columbia Securities Commission to cease as a reporting issuer in Canada, and therefore, the Company is no longer required to file financial information with the B.C. Commission. (Unless otherwise indicated, all currency references in this document, including the financial statements, will be to United States dollars.)

At the Company's Annual General Meeting held on January 27, 1998, the Company's shareholders approved, among other things, proposals to acquire a California mortgage lender in a stock-for-stock exchange pursuant to which the owner of the mortgage lender would acquire approximately 75 percent of the Registrant (the "Transaction"). Specifically, the shareholders approved the following proposals to effect the Transaction: (a) to take the steps necessary to consolidate the number of the Company's common shares on a basis of thirty shares for one; (b) to increase the authorized capital of the Company to 100 million shares of common stock, no par value, contingent upon the approval of proposal (a); (c) to change the jurisdiction of incorporation of the Company from British Columbia, Canada to Nevada, USA, through a continuance into Wyoming, USA, and a merger of the Company into a new wholly-owned subsidiary of the Company incorporated in the State of Nevada, USA; and (d) to approve the terms of the Stock Purchase Agreement, dated December 19, 1997 to acquire the outstanding shares of Clearview Capital Corporation ("CCC") and the transactions contemplated thereby.

On February 16, 1998, the Registrar of Companies in the Province of British Columbia consented to the Company's continuation from the Province of British Columbia to the State of Wyoming. On February 27, 1998, Sunport Medical Corporation merged into its newly-formed, wholly-owned Nevada corporation, Argent Capital Corporation, with ACC being the surviving corporation. Pursuant to the merger, the shares of the Company were converted into shares of ACC on a basis of 30 shares of the Company for one share of ACC, thereby reducing the number of outstanding shares as approved by the shareholders. ACC was the surviving corporation in the merger and, effective February 27, 1998, ACC is traded on the NASDAQ SmallCap Market under the symbol "ACCT". For accounting purposes, ACC is the surviving corporation and will record the Transaction as a purchase.

Also on February 27, 1998, ACC acquired all of the outstanding common shares of CCC from Clearview Holding Corporation, S.A. ("CHC"), through the original issuance of a number of shares of ACC common stock to CHC in an amount sufficient to give CHC 75% of the then issued and outstanding common stock of ACC. CCC is a California corporation engaged in the business of purchasing and selling home improvement loans partially insured by the Federal Housing Administration and loans for debt consolidation and other home improvements.

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

Effective September 30, 1996, 7,000,000 of the Company's common shares previously issued to the Company's former management company pursuant to a private placement agreement, were returned to the Company as a condition of a Settlement Agreement with the former management company and its related parties. In addition, 500,000 of the Company's common shares previously held by the Chairman of the former management company pursuant to a Stock Option Agreement, were also returned to the Company as a condition of the same aforementioned Settlement Agreement. These shares were held by the Company as Treasury Stock until September 11, 1997 when 7,000,000 of the shares were cancelled by the Company. In November 1997 the authorized capital of the Company was reduced to 93,000,000.

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

Effective September 30, 1997, the Company dissolved its subsidiaries as follows:
The Imaging One Group, Inc., Professional Imaging Services, Inc., Central Imaging Center, Inc. and U.S. Rehab Centers, Inc. Effective December 31, 1997, the Company dissolved its subsidiary, The Avinco Group, Inc.

Employees.  At December 31, 1997, the Company has no employees.


ITEM 2.  PROPERTY

As of December 31, 1997, the Company had no property leases. Effective September 30, 1997, the Company had agreed to a buyout of its remaining lease obligation covering its former corporate headquarters. The buyout payment of $250,000 was disbursed in January, 1998.


ITEM 3.  LEGAL PROCEEDINGS

A malpractice suit filed against two of the Company's subsidiaries on March 8, 1996 was mediated on July 16, 1997 with no resolution of the claim. A court date has not yet been set for this lawsuit. This lawsuit claims damages in excess of the minimum jurisdictional limits and is being handled by the Company's malpractice carrier. The liklihood of an unfavorable outcome for this claim is not readily determinable. As a result, no provision for loss related to this claim has been made in the Company's financial statements.

Management believes that the ultimate outcome of this matter will not have a material adverse effect on the financial position, results of operations or the liquidity of the Company, other than as disclosed above.

On August 21, 1996, the Company and various principals of the Company were served with a lawsuit filed by Infusion Centers of America, et al. ("ICA"). Management of the Company was successful in negotiating a settlement of the claims of all parties for a total to be paid to ICA of $210,000, of which the Company is obligated to pay $185,000 and the Company's Directors' and Officers' insurance carrier is obligated to pay $25,000. The Company recorded the contingency of $185,000 on the Company's financial statements at September 30, 1997. The Company paid $210,000 to ICA in January, 1998, and received the $25,000 reimbursement from the insurance carrier in February, 1998.

On February 24, 1997, the Company and the lessor of the Company's MRI unit in Laredo, Texas were served with an Application for Temporary Restraining Order by the landlord of the Laredo MRI facility. This order prevented the Company and the lessor from removing the MRI unit until approximately April, 1997. On March 12, 1997, the Company filed a counterclaim against the landlord alleging fraud and misrepresentation, breach of contract and breach of warranty. On March 14, 1997, the lessor of the MRI unit filed a cross action against the Company for breach of the lease agreement. Management of the Company was successful in resolving the claims of all parties through the mediation process in December, 1997 for a total payout by the Company of $145,000. The Company had previously recorded a liability for its best settlement estimate of

$200,000 on its financial statements at September 30, 1997, therefore, the Company recognized the change in settlement estimate of $55,000 at December 31, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the period covered by this filing.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 1997, the Company's Common Stock was traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the trading symbol "SMQCF".

The following tables set forth the high and low bid prices for the Common Stock trading on NASDAQ for the previous two fiscal years. These tables are based on transaction data as reported by NASDAQ:

                                                           U.S.  Currency
                                 ---------------------------------------------------------------
                                              High                            Low
                                 ---------------------------------------------------------------
Fiscal Year Ended 09/30/96
                  First Quarter              $1 3/32                          $ 3/32
                 Second Quarter                 9/32                            5/32
                  Third Quarter                15/32                             1/8
                 Fourth Quarter                11/16                            5/32


                                                           U.S.  Currency
                                 ---------------------------------------------------------------
                                              High                            Low
                                 ---------------------------------------------------------------
Fiscal Year Ended 09/30/97
                  First Quarter               $ 1/4                          $ 1/16
                 Second Quarter                 1/4                            3/32
                  Third Quarter                3/16                            3/32
                 Fourth Quarter                5/32                            3/32

                                                           U.S.  Currency
                                 ---------------------------------------------------------------
                                              High                            Low
                                 ---------------------------------------------------------------
Period Ended 12/31/97                        $ 1/8                           $ 1/16

As of December 31, 1997, there were 18,958,311 shares outstanding with 315 holders of record of the Company's Common Stock. The Company has paid no dividends on its Common Stock in this period nor in the prior two fiscal years.

The Company was advised by letter dated December 23, 1997 from The NASDAQ Stock Market, Inc., that the Company is not in compliance with the new standards required for maintaining the Company's listing on The NASDAQ SmallCap Market pertaining to a minimum bid price of $1.00, or capital and surplus of $2,000,000 and a market value of the public float of $1,000,000. The NASDAQ has given the Company until March 27, 1998 to either come into compliance, or submit a proposal for achieving compliance. The Company received additional letters from NASDAQ, dated January 20, 1998 and February 17, 1998, advising the Company of the implementation of new standards for continuing listing on The NASDAQ SmallCap Market, which become effective February 23, 1998. Management of the Company has apprised NASDAQ of the Company's plan to comply with the new standards. The Company is submitting a formal proposal to NASDAQ as required, which will set forth the Company's actions to achieve compliance with the new standards.

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




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

December 31, 1997 vs September 30, 1997
---------------------------------------
During the period ended December 31, 1997, the Company experienced a $143,612 increase in its cash position resulting from cash used by operating activities of $354,892 and cash provided by investing activities of $498,504.

Since September 30, 1997 and during the three month period ended December 31, 1997, the primary goal of the Company has been to take the action necessary to successfully complete the acquisition of all of the outstanding common shares of Clearview Capital Corporation ("CCC") pursuant to a Letter of Intent executed in August, 1997, with CCC and, ultimately, a Stock Purchase Agreement, executed in December, 1997. CCC is a California corporation engaged in the business of purchasing and selling home improvement loans partially insured by the Federal Housing Administration and loans for debt consolidation and other home improvements. As previously described in Item 1, the Company's shareholders approved the acquisition of CCC at the Company's Annual General Meeting on January 27, 1998. The closing of the acquisition occurred on February 27, 1998, upon the completion of the Company's domestication from British Columbia, Canada to Nevada and the completion of a pro rata reduction of the Company's outstanding shares on a 30 for 1 basis.

As CCC is the surviving corporation for accounting purposes, the Company has addressed with CCC the computer software issues regarding the recognition of the Year 2000. Management of CCC advises that the accounting software and loan software utilized at CCC already accommodate recognition of the Year 2000 and CCC is not expected to incur any cost in the future in this regard.

The Company had notes receivable of $880,576 at September 30, 1997 as compared to $283,583 at December 31, 1997. During the period ended December 31, 1997, the Company collected approximately $540,000 on these notes receivable. The Company had previously declared one of the debtors in default on a $300,000 note receivable due on December 31, 1997. The Company wrote off $100,000 of this note receivable pursuant to negotiations and the terms of a letter of intent with the debtor that was previously terminated. The debtor paid the reduced balance on this note plus accrued interest in full in January, 1998.

The Company believes that the cash position of the Company leaves the Company in a position to be able to meet its present liquidity and capital requirements for the near future.


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

RESULTS OF OPERATIONS

December 31, 1997 vs September 30, 1997

The Company had a net loss before the effect of income taxes or benefits of $406,643 for the period ended December 31, 1997 compared to a net loss before the effect of income taxes or benefits of $869,968 for 1997.

Due to the sale of the majority of the Company's assets during 1997, the Company's only revenue generated during the period ended December 31, 1997 was interest of $29,634 earned on notes receivable. This compares to $883,338 of net revenue for 1997, which included one full month of revenue from the operation of the Company's diagnostic imaging centers prior to the sale of these centers on October 31, 1996.

The Company's operating expenses incurred during the three month period ended December 31, 1997 were $334,430 compared to $3,172,267 for 1997. Obviously, the Company's overhead decreased as assets of the Company were sold. A breakdown of the majority of the Company's expenses during the three month period ended December 31, 1997 is as follows: $100,000 write off of note receivable and $164,000 of professional fees, mainly associated with the proposed transaction with CCC. Also included in the Company's operating expenses for the three month period ended December 31, 1997 is the recognition of a $55,000 change in settlement estimate for the legal settlement with the parties involved in the dispute surrounding the Company's former Laredo operation. The Company also recognized $49,910 as a benefit from property taxes previously recorded for which the Company is no longer liable.

The Company incurred a loss on the disposal of assets of $101,847 during the three month period ended December 31, 1997, mainly attributed to the write-off of leasehold improvements associated with the former lease of the facilities housing the Company's corporate headquarters.


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


ITEM 7.  FINANCIAL STATEMENTS

                                                                                     Page Number
                                                                                     -----------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                 F-1

CONSOLIDATED BALANCE SHEETS,
        December 31, 1996 and September 30, 1997                                         F-2

CONSOLIDATED STATEMENTS OF OPERATIONS, for the three month period ended
        December 31, 1997 and the years ended September 30, 1997 and 1996                F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, for the three month period
        ended December 31, 1997 and the years ended September 30, 1997 and 1996          F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS, for the three month period ended
        December 31, 1997 and the years ended September 30, 1997 and 1996                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
        December 31, 1997 and September 30, 1997                                         F-7



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three month period ended December 31, 1997 and the two most recent fiscal years, there have been no disagreements with the Company's accountants on any accounting matter or on financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required under this item was contained in the Company's definitive Proxy Statement, dated December 29, 1997, for the Annual General Meeting of Members, which was held on January 27, 1998, and the same is incorporated by reference herein.


ITEM 10.  EXECUTIVE COMPENSATION

The information required under this item was contained in the Company's definitive Proxy Statement, dated December 29, 1997, for the Annual General Meeting of Members, which was held on January 27, 1998, and the same is incorporated by reference herein.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item was contained in the Company's definitive Proxy Statement, dated December 29, 1997, for the Annual General Meeting of Members, which was held on January 27, 1998, and the same is incorporated by reference herein.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item was contained in the Company's definitive Proxy Statement, dated December 29, 1997, for the Annual General Meeting of Members, which was held on January 27, 1998, and the same is incorporated by reference herein.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Item 13(a)(1). FINANCIAL STATEMENTS

               Included in Part II of this report, Item 7 of this report:

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               CONSOLIDATED BALANCE SHEETS,
                      December 31, 1997 and September 30, 1997
               CONSOLIDATED STATEMENTS OF OPERATIONS, for the
                      three month period ended December 31, 1997 and the years ended September 30, 1997 and 1996
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY,
                      for the three month period ended December 31, 1997 and the years ended September 30, 1997 and 1996
               CONSOLIDATED STATEMENTS OF CASH FLOWS, for the
                      three month period ended December 31, 1997 and the years ended September 30, 1997 and 1996
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                      December 31, 1997 and September 30, 1997

Item 13(a)(2). FINANCIAL STATEMENT SCHEDULES:

There were no Financial Statement Schedules required.

Item 13(b).    REPORTS ON FORM 8-K:

There were no reports filed on Form 8-K during the three month period ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ARGENT CAPITAL CORPORATION

                                   By: /s/ TRACEY L. BUNCE
                                      -----------------------------
                                      Tracey L. Bunce
                                      Chief Financial Officer

Date: March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.

          SIGNATURE                               TITLE
          ---------                               -----
/s/ DENNIS R. GUTZMAN                 President and Chairman of the Board;
--------------------------------      Director (principal executive officer)
Dennis R. Gutzman


/s/ TRACEY L. BUNCE                   Chief Financial Officer
--------------------------------      (principal financial officer)
Tracey L. Bunce


/s/ CHROSTOPHER A. MILLAR             Director
--------------------------------
Christopher A. Millar


/s/ PIETER G. K. OOSTHUIZEN           Director
--------------------------------
Pieter G. K. Oosthuizen


/s/ LAWRENCE D. BARR                  Director
--------------------------------
Lawrence D. Barr

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Sunport Medical Corporation


We have audited the accompanying balance sheets of Sunport Medical Corporation and its subsidiaries as of December 31 and September 30, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the three months ended December 31, 1997 and each of the two years ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sunport Medical Corporation and its subsidiaries as of December 31 and September 30, 1997, and the results of their operations and their cash flows for each of the three months ended December 31, 1997 and each of the two years ended September 30, 1997 and 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


February 20, 1998
(February 27 as to Note 14)

SUNPORT MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND SEPTEMBER 30, 1997

                                                 ----------------  -----------------
                                                 December 31 1997  September 30 1997
                                                 ----------------  -----------------
ASSETS
Current Assets:
  Cash                                              $1,372,715        $1,229,103
  Accounts receivable                                   24,964           118,980
  Notes receivable (Note 2)                            283,583           880,576
  Prepaid expenses                                          --             4,450
                                                    ----------        ----------
Total Current Assets                                 1,681,262         2,233,109

Long-term notes receivable (Note 2)                      3,128             4,639

Property and Equipment:
  Vehicle                                                   --            51,996
  Furniture, fixtures and equipment                     45,171            45,171
  Leasehold improvements                                    --            99,761
                                                    ----------        ----------
                                                        45,171           196,928
Less accumulated depreciation                           34,867            73,429
                                                    ----------        ----------
Total property and equipment - net                      10,304           123,499

Other assets                                            51,047            56,187
                                                    ----------        ----------

Total Assets                                        $1,745,741        $2,417,434
                                                    ==========        ==========

See notes to consolidated financial statements.

SUNPORT MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND SEPTEMBER 30, 1997

                                                                 -----------        ------------
                                                                 December 31        September 30
                                                                     1997                1997
                                                                 -----------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                               $    70,329         $     1,273
  Accrued expenses (Notes 4  and 7)                                  499,042             783,595
  Taxes payable                                                       12,044              60,704
                                                                 -----------         -----------
Total Current Liabilities                                            581,415             845,572

Deferred credit                                                       18,750              19,643
                                                                 -----------         -----------
Total Liabilities                                                    600,165             865,215

SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 93,000,000 shares at December 31, 1997 and
100,000,000 shares at September 30, 1997, issued
18,958,311 in  December 31, 1997 and September 30, 1997
(Note 3)                                                           6,408,467           6,408,467
Retained deficit                                                  (5,262,891)         (4,856,248)
Treasury stock, 500,000 shares in December 31, 1997 and
September 30, 1997 (Note 3)                                          (79,219)            (79,219)
Contributed capital                                                   79,219              79,219
                                                                 -----------         -----------
Total Shareholders' Equity                                         1,145,576           1,552,219
                                                                 -----------         -----------

Total  Liabilities and Shareholders' Equity                      $ 1,745,741         $ 2,417,434
                                                                 ===========         ===========

See notes to consolidated financial statements.

SUNPORT MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTH PERIOD ENDED DECEMBER 31, 1997 AND YEARS ENDED
SEPTEMBER 30, 1997 AND 1996

                                                       --------------        ----------------------------------
                                                       3 Months Ended                 Years Ended
                                                        Dec 31, 1997             1997                 1996
                                                        -------------        ------------         -------------
Net Revenues                                            $     29,634         $    883,338         $  7,990,202
                                                        ------------         ------------         ------------
Expenses:
Cost of patient services, general
and administrative                                           234,227            2,974,798            9,086,650
Provision for bad debts                                      100,000              161,617            1,425,023
Interest                                                          --               33,011              138,967
Loss on foreign currency                                         203                2,841                2,239
                                                        ------------         ------------         ------------
Total expense                                                334,430            3,172,267           10,652,879
                                                        ------------         ------------         ------------
Operating loss                                              (304,796)          (2,288,929)          (2,662,677)
Non-operating income (loss):
  Gain on sale of clinics (Note 9)                                --            2,418,376              195,623
  Gain from legal settlement                                      --                   --              209,982
  Loss on sale/disposal of assets (Note 9)                   101,847              999,415                   --

                                                        ------------         ------------         ------------
Loss before income tax                                      (406,643)            (869,968)          (2,257,072)
Income tax expense (Note 5)                                       --               12,044               20,262
                                                        ------------         ------------         ------------
Net loss                                                $   (406,643)        $   (882,012)        $ (2,277,334)
                                                        ============         ============         ============


Loss per common share - basic (Note 6)                  $      (0.02)        $      (0.04)        $      (0.08)
                                                        ============         ============         ============
Loss per common share assuming dilution (Note 6)        $      (0.02)        $      (0.04)        $      (0.08)
                                                        ============         ============         ============


See notes to consolidated financial statements.

SUNPORT MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE MONTH PERIOD ENDED DECEMBER 31, 1997 AND YEARS ENDED
SEPTEMBER 30, 1997 AND 1996

                                ----------------------------------------------------------------------------------------------
                                 Number of        Common          Retained        Treasury       Contributed      Total Equity
                                  Shares           Stock          Earnings          Stock          Capital
                                ----------------------------------------------------------------------------------------------
Balance, Sept. 30, 1995         25,933,311      $ 6,396,086     $(1,696,902)     $        --      $        --      $ 4,699,184
Net proceeds from sale of           25,000            9,994              --               --               --            9,994
shares under stock option
agreements
Receipt of treasury stock,              --               --              --       (1,171,875)       1,171,875
7,500,000 shares, pursuant
to legal settlement
Net loss                                --               --      (2,277,334)              --               --       (2,277,334)
                                ----------------------------------------------------------------------------------------------
Balance, Sept. 30, 1996         25,958,311        6,406,080      (3,974,236)      (1,171,875)       1,171,875        2,431,844
Net proceeds from sale of            5,000            1,293              --               --               --            1,293
shares under stock option
agreements
Purchase/cancellation of            (5,000)           1,094              --               --               --            1,094
5,000 shares pursuant to
shareholders' dissent
Cancellation of treasury        (7,000,000)              --              --        1,092,656       (1,092,656)              --
stock, 7,000,000 shares
Net loss                                --               --        (882,012)              --               --         (882,012)
                                ----------------------------------------------------------------------------------------------
Balance, Sept. 30, 1997         18,958,311      $ 6,408,467     $(4,856,248)     $   (79,219)     $    79,219      $ 1,552,219
Change in exchange                      --               --              --               --               --               --
Net loss                                --               --        (406,643)              --               --         (406,643)
                                ----------------------------------------------------------------------------------------------
Balance, Dec. 31, 1997          18,958,311      $ 6,408,467     $(5,262,891)     $   (79,219)     $    79,219      $ 1,145,576
                                ==============================================================================================



See notes to consolidated financial statements.

SUNPORT MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTH PERIOD ENDED DECEMBER  31, 1997 AND YEARS ENDED
SEPTEMBER 30, 1997 AND 1996

                                          --------------     -------------------------------
                                          3 Months Ended               Years  Ended
                                           Dec 31, 1997          1997                1996
                                          -------------      ------------       ------------
OPERATING ACTIVITIES
Net Loss                                  $  (406,643)       $  (882,012)       $(2,277,334)
Adjustments to reconcile net loss
to net cash used by operating
activities:
    Depreciation and amortization              11,348             34,886            468,280
    Provision for bad debts                   100,000            161,617          1,425,023
    Unrealized loss on investments                 --                 --             93,535
    (Gain) loss from asset
      sale/clinic closures - net              101,847         (1,414,415)          (195,623)
    (Gain) from legal settlement                   --                 --           (209,982)
Change in assets and liabilities:
    Accounts receivable                        94,016            961,289              4,996
    Prepaid expenses                            4,450             46,060             72,681
    Accounts payable                           69,056           (437,960)           (65,106)
    Accrued operating expenses               (284,553)           688,998           (203,442)
    Other                                     (44,413)           (51,313)           120,114
                                          -----------        -----------        -----------
Net cash used by operating                   (354,892)          (892,850)          (766,858)
activities
                                          -----------        -----------        -----------
INVESTING ACTIVITIES
Purchase of property and equipment                 --            (54,882)          (267,361)
Disposal of assets                                 --            562,362                 --
Proceeds from disposal of assets                   --          3,450,000            701,000
Collection of notes receivable                498,504            367,298             10,423
Loan receivable                                               (1,217,336)                --
                                          -----------        -----------        -----------
Net cash provided by investing
activities                                    498,504          3,107,442            444,062
                                          -----------        -----------        -----------
FINANCING ACTIVITIES
Issuance of common stock                           --              2,387              9,994
Proceeds from long-term debt                       --                 --          1,100,000
Payments on long-term debt and
capital leases                                     --         (1,167,584)          (745,060)
                                          -----------        -----------        -----------
Net cash (used by) provided by
financing activities                               --         (1,165,197)           364,934
                                          -----------        -----------        -----------
Net increase in cash                          143,612          1,049,395             42,138
Cash and cash equivalents at
beginning of period                         1,229,103            179,708            137,570
                                          -----------        -----------        -----------
Cash and cash equivalents at end of
period                                    $ 1,372,715        $ 1,229,103        $   179,708
                                          ===========        ===========        ===========

                           SUNPORT MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Sunport Medical Corporation, a corporation originally organized under the laws of British Columbia, Canada, and its majority-owned subsidiaries, collectively the Company. The subsidiaries include Sunport Medical Corporation (USA), formerly Medinvest Holdings, Inc., and The Avinco Group, Inc. The Company had no income producing activities until April 30, 1992, when Sunport Medical Corporation (USA) was acquired. The operations of the acquired businesses have been included in the consolidated financial statements from their respective dates of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation. The Avinco Group, Inc. was dissolved effective December 31, 1997.

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

CHANGE IN ACCOUNTING YEAR

Effective December 31, 1997, the Company elected to change its year end from September 30, 1997 to December 31, 1997. The financial statements contained herein present the Company's balance sheet at December 31, 1997 as compared to the Company's balance sheet at September 30, 1997 and present the Company's statements of operations and cash flows for the three month period ended December 31, 1997 as compared to the Company's statements of operations and cash flows for the twelve month periods ended September 30, 1997 and 1996.

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

REVENUE RECOGNITION

Revenues from services previously provided to patients were recorded at the estimated net realizable amounts under reimbursement agreements with third-party payors. These agreements provided for reimbursement at amounts different from the Company's standard rates.

MEDICAL MALPRACTICE INSURANCE

The Company purchased a tail malpractice insurance policy covering its previous business of providing outpatient diagnostic imaging and physical therapy services. This policy provides coverage in the amount of $1,000,000 per person and $3,000,000 in the aggregate per incident.

PROPERTY AND EQUIPMENT

Property and Equipment are carried at cost. Depreciation expense is determined by the straight-line method over the useful lives of the assets, principally for periods of five to ten years. Leasehold improvements are amortized over the life of the applicable lease.

OTHER ASSETS

Other Assets includes $43,333 and $48,333 at December 31, 1997 and September 30, 1997, respectively, due from the purchaser of the Company's physical therapy operations for the execution of a Non-Competition Agreement.

INCOME TAXES

The Company records income taxes under Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes", (See Note 5). Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax bases of the Company's assets and liabilities and are measured using the enacted tax rates. An allowance is provided for any net deferred tax assets that are considered less likely to be realized.

STOCK-BASED COMPENSATION

During the year ended September 30, 1997, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" ("SFAS 123"). The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"), but would be required to disclose pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption, whereas the disclosure requirements apply to all awards granted subsequent to October 1, 1994. The Company will continue to recognize and measure compensation for its stock option plan in accordance with the existing provisions of APB 25. See Note 3 for pro forma disclosures of net loss as if the fair value-based method prescribed by SFAS No. 123 had been applied.

RECENTLY ISSUED ACCOUNTING STANDARD

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information", which will be effective in 1998. The Company does not expect the impact of this new standard to have a material effect on the financial statements.

2.   NOTES RECEIVABLE

The Company has notes receivable totalling $286,711 at December 31, 1997 of which $283,583 is classified as current. Interest accrues on the majority of these notes at prime plus two percent (2%) and is due quarterly. The majority of the notes are secured by notes receivable held in trust and a security interest in the ownership of two privately held long-term health care facilities. A note receivable with an original principal balance of $300,000 was due December 31, 1997. This note was discounted to a principal balance of $200,000, pursuant to negotiations and the terms of a letter of intent with the debtor. This note was paid in full in January 1998.

3.   COMMON STOCK

Effective September 30, 1996, 7,000,000 of the Company's common shares previously issued to the Company's former management company pursuant to a private placement agreement, were returned to the Company as a condition of a Settlement Agreement with the former management company and its related parties. In addition, 500,000 of the Company's common shares previously held by the Chairman of the former management company pursuant to a Stock Option Agreement, were also returned to the Company as a condition of the same aforementioned Settlement Agreement. These shares were held by the Company as Treasury Stock until September 11, 1997 when 7,000,000 of the shares were cancelled by the Company. In November 1997 the authorized capital of the Company was reduced to 93,000,000.


The Company has issued stock options at fair value to certain directors and employees which vest upon issuance and expire five years from issuance. The transactions from September 30, 1995 through December 31, 1997 are summarized as follows:


                                 Shares
      Outstanding At            Subject                     Option Price                   Weighted Avg
                               to Option                                                  Exercise Price
 -------------------------    -------------    ---------------------------------------    ---------------
                 09/30/95        1,642,081             .47(CDN) and .82(CDN)                 .49(CDN)
                  Granted        2,294,500     .15(US),.16(US), .23(US) and 1.00(US)         .16(US)
                Exercised         (25,000)                    .47(CDN)                       .47(CDN)
                Cancelled      (1,822,081)       .15(US),.23(US), 1.00(US),.47(CDN)
                                                            and .82(CDN)                     .36(US)
                              -------------
                 09/30/96        2,089,500            .15(US),.16(US), .23(US)               .15(US)
                Exercised          (5,000)                    .15(US)                        .15(US)
                Cancelled        (434,500)              .15(US) and .23(US)                  .16(US)
                              -------------
      09/30/97 & 12/31/97        1,650,000              .15(US) and .16(US)                  .15(US)
                              =============

At December 31, 1997, 1,650,000 options were exercisable and the weighted average remaining contractual life was forty months. See Note 14 for the effect of the proposed merger on the outstanding options.

In the year ended September 30, 1997, the Company adopted SFAS No. 123, however, as permitted by the standard, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for the Company's option plans. The effects of determining compensation cost based on the fair value of the grant date for these options, consistent with the method of SFAS No. 123, would yield an immaterial difference in the reported net loss.

On December 31, 1997 the Company had 18,958,311 common shares issued.


4.  OPERATING LEASES

Historically, the Company has leased certain facilities and equipment under noncancellable operating leases. The Company sold the majority of its operating assets effective October 31, 1996, which included the assumption of certain operating leases of the Company by the purchaser. Therefore, the rent expense for the three month period ended December 31, 1997 and for the years ended September 30, 1997 and 1996 totalled $24,888, $341,109 and $2,603,665, respectively, including costs for maintenance, taxes and insurance. On September 30, 1997, the Company recorded $250,000 as rent expense for a negotiated buyout of the remaining term of the operating lease covering its former corporate headquarters. This buyout was paid to the landlord in January 1998 after execution of appropriate documentation.

5.   INCOME TAX

Deferred tax assets and liabilities are determined based on the difference between financial and tax reporting bases of assets and liabilities. These differences result in taxable or deductible amounts in future years. The Company has a net operating loss carryforward of $3,452,171 that will expire as follows:

                          Amount                Expires 12/31
                       -----------              -------------
                       $  327,147                    2008
                        1,474,353                    2111
                        1,066,781                    2112
                          583,890                    2117
                       ----------
                       $3,452,171
                       ==========

Significant components of deferred tax assets are as follows:

                                                    12/31/97         09/30/97
                                                  -----------       -----------
Deferred tax assets:
  Net operating loss                              $ 1,176,429       $   977,973
  Foreign currency translation loss                    44,127            44,058
  Other                                               146,644           212,569
                                                  -----------       -----------
                                                    1,367,200         1,234,600
                                                  -----------       -----------
 Subtotal                                           1,367,200         1,234,600
 Less deferred tax asset valuation allowance       (1,367,200)       (1,234,600)
                                                  -----------       -----------
Net deferred tax asset                            $        --               $--
                                                  ===========       ===========

Significant components of the provision for income tax for the three month period ended December 31, 1997 and for the years ended September 30, 1997 and 1996 are as follows:

                                          12/31/97     09/30/97     09/30/96
                                          --------     --------     --------
Current:
     Federal                              $    --      $    --      $    --
     State                                     --       12,044       20,262
                                          -------      -------      -------
                                               --       12,044       20,262
                                          -------      -------      -------
Deferred:
     Federal                                   --           --           --
     State                                     --           --           --
                                          -------      -------      -------
                                               --           --           --
                                          -------      -------      -------
                                          $    --      $12,044      $20,262
                                          =======      =======      =======

The components of the provision for deferred income taxes for the three month period ended December 31, 1997 and for the years ended September 30, 1997 and 1996 are as follows:

                                     12/31/97       09/30/97         09/30/96
                                    ----------      ---------       ----------
Difference related to cash vs
accrual accounting                  $  50,544       $ 127,587       $(323,101)
Acquisition costs                          --              --         (65,270)
Depreciation and amortization          (2,709)         38,820          57,238
Net operating loss                   (198,456)       (379,825)       (494,120)
Other                                  17,990         (91,416)         48,078
Foreign currency translation              (69)           (966)           (683)
Valuation allowance                   132,700         305,800         777,858
                                    =========       =========       =========
Total                               $      --       $      --       $      --
                                    =========       =========       =========

The reconciliation of expected income tax (computed at applicable U.S. federal statutory rates) to the actual income tax provision for the three month period ended December 31, 1997 and for the years ended September 30, 1997 and 1996 is as follows:


                                   12/31/97        09/30/97        09/30/96
                                  ----------      ---------       ---------
Expected benefit                  $(138,258)      $(295,789)      $(774,294)
State income tax, net of
     federal tax effect                  --           7,949          13,373
Loss from foreign operations             35             346           4,662
Valuation allowance                 132,700         305,800         777,858
Other items, net                      5,523          (6,262)         (1,337)
                                  ---------       ---------       ---------
Actual income tax                 $      --       $  12,044       $  20,262
                                  =========       =========       =========

Sunport (USA) and its 80% or more owned subsidiaries file a consolidated federal income tax return in the United States. The Canadian parent company files a separate income tax return in Canada and has $24,100 (CDN$33,000) in current year operating loss for tax purposes that expire prior to September 30, 2001 if not utilized earlier.


6.  EARNINGS (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share", which is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. This Statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.


                                               For the three month period ended 12/31/97
                                     ----------------------------------------------------------
                                            Loss                Shares           Loss Per Share
                                     ----------------------------------------------------------
Net Loss                             $406,643
                                     ========
BASIC EPS
Loss available to shareholders       $406,643             18,958,311           $    .02
EFFECT OF DILUTIVE SECURITIES
Options                                                          N/A
                                     ----------------------------------------------------------
DILUTED EPS
Loss available to common share-
  holders plus assumed conversions   $406,643             18,958,311           $    .02
                                     ==========================================================

Options to purchase 1,400,000 shares of common stock at $.15 and 250,000 shares of common stock at $.16 were outstanding during the period presented but were not included in the computation of diluted

EPS because the options' exercise price was greater than the average market price of the common shares.

6.  EARNINGS (LOSS) PER SHARE (CONTINUED)

                                                     For the year ended 09/30/97
                                     -----------------------------------------------------
                                       Loss                Shares           Loss Per Share
                                     -----------------------------------------------------
Net Loss                             $882,012
                                     ========
BASIC EPS
Loss available to shareholders       $ 882,012            25,599,612           $    .04
EFFECT OF DILUTIVE SECURITIES
Options                                                         N/A
                                     ----------------------------------------------------
DILUTED EPS
Loss available to common share-
  holders plus assumed conversions   $882,012             25,599,612           $    .04
                                     ====================================================

Options to purchase 1,400,000 shares of common stock at $.15 and 250,000 shares of common stock at $.16 were outstanding during the period presented but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                 For the year ended 09/30/96
                                     -----------------------------------------------------
                                          Loss              Shares         Loss Per Share
                                     -----------------------------------------------------
Net Loss                             $ 2,277,334
                                     ===========
BASIC EPS
Loss available to shareholders       $ 2,277,334           25,958,174          $    .08
EFFECT OF DILUTIVE SECURITIES
Options                                     (750)             41,980
                                     ------------------------------------------------------
DILUTED EPS
Loss available to common share-
  holders plus assumed conversions   $ 2,276,584          26,000,154           $    .08
                                     ======================================================

Options to purchase 1,789,500 shares of common stock at $.15, 250,000 shares of common stock at $.16 and 50,000 shares of common stock at $.23 were outstanding during the period presented but were included in the computation of diluted EPS because the options' exercise price was less than the average market price of the common shares.


7.  CONTINGENCIES

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

Management of the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the financial position, results of operations or the liquidity of the Company, other than as disclosed above.

7. CONTINGENCIES (CONTINUED)

On August 21, 1996, the Company and various principals of the Company were served with a lawsuit filed by Infusion Centers of America, et al. ("ICA"). Management of the Company was successful in negotiating a settlement of the claims of all parties for a total to be paid to ICA of $210,000, $25,000 of which will be reimbursed to the Company by the Company's Directors' and Officers' insurance carrier. The Company recorded the contingency of $185,000 on the Company's financial statements at September 30, 1997. The Company paid $210,000 to ICA in January 1998 and received the $25,000 reimbursement from the insurance carrier on February 5, 1998.

On February 24, 1997, the Company and the lessor of the MRI unit in Laredo were served with an Application for Temporary Restraining Order by the landlord of the Laredo MRI facility. This order prevented the Company and the lessor from removing the MRI unit until approximately April 1997. On March 12, 1997, the Company filed a counterclaim against the landlord alleging fraud and misrepresentation, breach of contract and breach of warranty. On March 14, 1997, the lessor of the MRI unit filed a cross action against the Company for breach of the lease agreement. Management of the Company was successful in resolving the claims of all parties through the mediation process in December 1997 for a total payout by the Company of $145,000. The Company had recorded a liability for its best settlement estimate of $200,000 on its financial statements at September 30, 1997, therefore, the Company recognized the change in settlement estimate of $55,000 at December 31, 1997.


8.  FAIR VALUE OF INSTRUMENTS

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

      Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

      Accounts and notes receivable, accounts payable and accrued expenses: The carrying amount reported in the balance sheet for these accounts approximate fair value due to the short term nature of these balances.


9.  GAIN/LOSS ON SALE OF ASSETS AND CLINIC CLOSURES

On March 20, 1996 the Company sold the physical therapy assets, excluding accounts receivable, associated with three physical therapy centers for $801,000 cash, which includes a $100,000 Non-Competition Agreement that is payable monthly over five years and amortized over seven years. For the year ended September 30, 1996, the Company recognized a $506,158 gain on the sale of these assets and simultaneously wrote off goodwill and other assets totalling $310,536 associated with the termination of operations at the two remaining physical therapy centers that were not included in the sale.

On October 31, 1996, the Company sold substantially all of the assets associated with its diagnostic imaging business to U.S. Diagnostic, Inc. ("USDI") for $2,700,000 cash, pursuant to an Asset Purchase Agreement that was approved by the Company's shareholders at a special meeting held on October 21,

1996. The sale included the assumption by USDI of the liabilities associated with these assets. The Company retained all of its accounts receivable. The sale was effective October 31, 1996 with the sale

9.  GAIN/LOSS ON SALE OF ASSETS AND CLINIC CLOSURES (CONTINUED)

proceeds received by the Company on November 15, 1996. The Company recognized a gain on the sale of these assets of $2,418,376 for the year ended September 30, 1997.

On July 25, 1997, the Company executed an Accounts Receivable Purchase Agreement with Natco Industries, Inc. ("Natco"), pursuant to which the Company sold all of its accounts receivable effective June 30, 1997 for $750,000 cash. The Company's estimated net value of the accounts receivable was approximately $1,701,000 immediately prior to the sale. In addition, Natco assumed all of the personnel and liabilities associated with the Company's billing and collection operation. The proceeds from the sale were received by the Company on July 29, 1997. The Purchase Agreement provides for a reconciliation at December 31, 1997 for certain receivables, pursuant to which the Company paid Natco $35,000 in January 1998.


10.  CANADIAN FILINGS

The Company is organized under the laws of British Columbia. On November 14, 1997, the Company applied to the Executive Director of the British Columbia Securities Commission to terminate its status as a reporting issuer since the Company's management and assets are located exclusively in the USA, the Company does not carry on business in Canada, the Company voluntarily delisted its shares from the Vancouver Stock Exchange in November 1995 and the Company is subject to reporting obligations under the United States Securities Exchange Act of 1934. On December 12, 1997, the British Columbia Securities Commission deemed that the Company cease as a reporting issuer in Canada, which means that the Company is no longer required to file certain financial information with the Commission. Prior to December 12, 1997, the Company was required to file certain financial information with the British Columbia Securities Commission and detail the differences in the information had it been prepared under Canadian GAAP, rather than U.S. GAAP. These differences have been disclosed in previous filings.


11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   Net
Fiscal     Net Revenue        Net Revenue        Revenue
Quarter     12/31/97             1997              1996
-----------------------------------------------------------
First       $29,634            $694,759  (a)     $2,077,367
Second          N/A             100,652           2,410,059
Third           N/A              65,002           1,874,144
Fourth          N/A              22,925           1,628,632


            Operating                             Operating
Fiscal       Expense          Operating            Expense
Quarter     12/31/97         Expense 1997           1996
------------------------------------------------------------
First       $334,430         $1,224,224  (a)     $2,498,669

Second          N/A             423,193          2,286,952
Third           N/A             464,940          2,102,092
Fourth          N/A           1,059,910  (c)     3,765,166  (d)


11.  QUARTERLY  FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)



                    Net                                Net Income
Fiscal            (Loss)            Net Income           (Loss)
Quarter          12/31/97           (Loss) 1997           1996
-----------------------------------------------------------------------
First          $(406,643)          $ 1,815,911   (a)   $(421,302)
Second               N/A              (338,410)          123,107
Third                N/A            (1,366,993)  (b)    (227,948)
Fourth               N/A              (992,520)  (c)  (1,751,191)  (d)


Fiscal               EPS                 EPS                 EPS
Quarter           12/31/97              1997                1996
---------------------------------------------------------------------
First             $ (.02)             $ .07   (a)         $(.02)
Second               N/A               (.01)                .01
Third                N/A               (.05)  (b)          (.01)
Fourth               N/A               (.04)  (c)          (.06)  (d)

(a) On October 31, 1996, the Company sold substantially all of its operating assets. The Company recognized a gain on the sale of these assets of $2,418,376.

(b) On July 25, 1997, the Company sold its patient accounts receivable as disclosed in Note 10, above. The Company recognized a loss on the sale of these receivables of approximately $951,000.

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


12.  NASDAQ LISTING

The Company has been informed by The NASDAQ Stock Market that the Company is not in compliance with the new standards required for maintaining continued listing on The NASDAQ SmallCap Market. The Company has been informed that, pursuant to the transaction further described in Note 14, the Company may be required to meet the new standards required for an initial listing on The
NASDAQ SmallCap Market. The Company is submitting a formal proposal to NASDAQ, as required, which will set forth the Company's actions to achieve compliance under either set of standards.

Management of the Company has apprised NASDAQ of the Company's plan to comply with the new standards, as described further in Note 14. The Company is submitting a formal proposal to NASDAQ as required, which will set forth the Company's actions to achieve compliance with the new standards.

13.  SUBSEQUENT EVENTS

In January 1998, the Company issued 100,000 shares of common stock previously held by the Company as Treasury Stock, to an individual as consideration for services rendered in the negotiation of a legal settlement with Infusion Centers of America, Inc., further described in Note 7.

On January 29, 1998, the Company loaned $100,000 to an Arkansas retail mortgage company for a term of one year with interest accruing at 9%. The note is due in full on February 1, 1999. The shareholders of the debtor have granted the Company a one year option to purchase 100% of the common stock of the debtor for a sum based on five times the 1998 after tax earnings of the debtor.


14.  MERGER/ACQUISITION

On December 29, 1997 the Company mailed a Proxy Statement to its shareholders including proposals to be voted on at a meeting held January 27, 1998. In addition to proposals regarding the conduct of normal business, the proxy included the following proposals: (a) To take the steps necessary to execute a reverse stock split of the Company's common shares on a basis of one share for thirty; (b) To increase the authorized capital of the Company to 100 million shares of common stock, no par value, contingent upon the approval of proposal
(a); (c) To change the jurisdiction of incorporation of the Company from British Columbia, Canada to Wyoming, USA and, ultimately, to merge the Company into a new wholly-owned subsidiary of the Company incorporated in the State of Nevada, USA; and (d) To perform the Stock Purchase Agreement to acquire the outstanding shares of Clearview Capital Corporation. The shareholders of the Company approved all proposals set forth in the Proxy.

On February 16, 1998, the Company received the consent from the Registrar of Companies in the Province of British Columbia for the Company's continuation from the Province of British Columbia to the State of Wyoming and, ultimately, to the State of Nevada. On February 27, 1998, the Company merged into a newly formed Nevada Corporation, Argent Capital Corporation ("ACC"). ACC issued its common stock on a 30 to 1 basis to acquire the outstanding common stock of the Company, thereby effecting the 30 to 1 reverse split approved by the Company's shareholders. The reversal is also effective for the Company's outstanding stock options, thereby reducing the outstanding options disclosed in Note 4 from 1,650,000 to 55,000 with an approximate exercise price of $4.50.

On February 27, 1998, ACC acquired all of the outstanding common shares of Clearview Capital Corporation ("CCC") from Clearview Holding Corporation SA ("CCH"), by issuance of ACC's common stock to CHC sufficient to give CHC a 75% interest in the common stock of ACC. CCC is a California company engaged in the business of purchasing and marketing home improvement loans partially insured by the Federal Housing Administration and loans for debt consolidation and home improvements. ACC is the legal surviving corporation and, effective February 27, 1998, is traded on the NASDAQ with the symbol ACCT. For accounting purposes, CCC is the surviving corporation and will record the transaction as a purchase.

Pro-forma financial information for the twelve month period ended December 31, 1997 is set forth below for the Company and CCC:

                                     Sunport         Clearview
                                     Medical          Capital
                                  Corporation       Corporation
                                  (unaudited)       (unaudited)          Pro-Forma
                                  ------------      ------------       ------------
BALANCE SHEET
Cash                              $  1,372,715       $    407,297      $  1,780,012
Accounts Receivable                     24,964            851,614           876,578
Investment Securities -
   Available for Sale                       --         14,106,911        14,106,911


Notes Receivable                       283,583                 --           283,583
Prop. & Equipment-net                   10,304            558,813           569,117
Other Assets                            51,047            897,720           948,767
                                  ------------      ------------       ------------
Total Assets                      $  1,745,741       $ 16,822,355      $ 18,568,096
                                  ============       ============      ============

Accounts Payable                  $     70,329       $ 13,464,983      $ 13,535,312
Other Liabilities                      529,836            568,734         1,098,570
                                  ------------      ------------       ------------
Total Liabilities                      600,165         14,033,717        14,633,882

Common Stock                         6,408,467            271,739         6,680,206


Addl. Paid-in Capital                       --            828,261           828,261
Retained Earnings                   (5,262,891)         1,688,638        (3,574,253)
                                  ------------      ------------       ------------
Ttl. Stockholders' Equity            1,145,576          2,788,638         3,934,214
                                  ------------      ------------       ------------
Total Liabilities  and
  Shareholders' Equity            $  1,745,741       $ 16,822,355      $ 18,568,096
                                  ============       ============      ============

INCOME STATEMENT
Net Revenues                      $    218,213       $  7,077,838      $  7,296,051
                                  ------------      ------------       ------------

Operating Costs & Expenses           2,282,296          5,272,763         7,555,059
Interest                                   177            435,464           435,641
                                  ------------      ------------       ------------
Total Operating Expense              2,282,473          5,708,227         7,990,700
                                  ------------      ------------       ------------
Operating Income (Loss)             (2,064,260)         1,369,611          (694,649)
Non-Operating Loss                  (1,101,262)                --        (1,101,262)
                                  ------------      ------------       ------------
Income (Loss) before Tax            (3,165,522)         1,369,611        (1,795,911)
Income Tax Expense (Benefit)           (60,956)           602,629           541,673
                                  ------------      ------------       ------------
Net Income (Loss)                 $ (3,104,566)      $    766,982      $ (2,337,584)
                                  ============       ============      ============

Income (Loss) per Share           $       (.16)      $        .35      $       (.12)
                                  ============       ============      ============