Form 10QSB
period 1998-03-31
ARGENT CAPITAL CORP
filed 1998-05-15
CIK 892833

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended
                               -------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to
                               ------------    ------------

Commission file number   000-20702
                       --------------------------------------------------------

                           ARGENT CAPITAL CORPORATION
-------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

            NEVADA                                      88-0383765
----------------------------------          -----------------------------------
(State or Other Jurisdiction of                        (IRS Employer
 Incorporation or Organization)                      Identification No.)

            101 Main Street, Third Flr., Huntington Beach, CA 92648
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (714) 374-1263
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                          SUNPORT MEDICAL CORPORATION
            2414 Babcock, Suite 105, San Antonio, TX 78229; Sept. 30
-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No
    -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   2,527,316
                                                  -----------------------------

     Traditional Small Business Disclosure Format (check one):

Yes   X    No
    -----     -----

                                    10QSB-1

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARGENT CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEET MARCH 31, 1998 AND

CLEARVIEW CAPITAL CORPORATION BALANCE SHEET DECEMBER 31, 1997


                                            March 31         December 31
                                              1998              1997
                                          -----------       -----------
ASSETS
Current Assets:
  Cash                                    $ 1,360,705       $   407,147
  Accounts receivable                         754,925           312,755
  Mortgage loans, held-for-sale            14,268,549        14,778,158
  Notes receivable                            119,511                --
  Prepaid expenses                            381,549             4,869
                                          -----------       -----------
Total Current Assets                       16,885,239        15,502,929

Property and Equipment:
  Vehicle                                      47,624            47,624
  Furniture, fixtures and equipment           953,908           950,163
                                          -----------       -----------
                                            1,001,532           997,787
Less accumulated depreciation                 492,743           438,974
                                          -----------       -----------
Total property and equipment - net            508,789           558,813

Other assets                                  829,333           522,514
                                          -----------       -----------

Total Assets                              $18,223,361       $16,584,256
                                          ===========       ===========



See notes to consolidated financial statements.

ARGENT CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEET MARCH 31, 1998 AND

CLEARVIEW CAPITAL CORPORATION BALANCE SHEET DECEMBER 31, 1997


                                                                  March 31 1998      December 31 1997
                                                                  -------------      ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable & accrued liabilities                           $    685,293        $    384,142
  Taxes payable                                                         389,743             265,455
  Warehouse line                                                     13,538,834          13,112,917
                                                                   ------------        ------------
Total Current Liabilities                                            14,613,870          13,762,514

Deferred credit                                                         340,891                  --
                                                                   ------------        ------------
Total Liabilities                                                    14,954,761          13,762,514

SHAREHOLDERS' EQUITY
Common stock, $.001 par value:
   Authorized 100,000,000 shares and issued 2,474,441 shares              2,474             271,739

Retained earnings                                                     1,433,799           1,721,742
Treasury stock, 400,000 shares                                          (63,281)                 --
Additional paid-in-capital                                            1,895,608             828,261
                                                                   ------------        ------------
Total Shareholders' Equity                                            3,268,600           2,821,742
                                                                   ------------        ------------

Total  Liabilities and Shareholders' Equity                        $ 18,223,361        $ 16,584,256
                                                                   ============        ============



See notes to consolidated financial statements.

ARGENT CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF  OPERATION MARCH 31, 1998

CLEARVIEW CAPITAL CORPORATION STATEMENT OF OPERATION MARCH 31, 1997


                                                     3 Months Ended     3 Months Ended
                                                       Mar 31, 1998       Mar 31, 1997
                                                      -------------      ------------
Net Revenues                                           $ 1,313,171        $ 1,392,450
                                                       -----------        -----------

Expenses:
General and administrative                               1,357,554          1,230,756
Provision for bad debts                                     11,603                 --
Interest                                                   231,992             34,604
                                                       -----------        -----------
Total expense                                            1,601,149          1,265,360
                                                       -----------        -----------
Loss before income tax                                    (287,978)           127,090

Income tax expense (benefit)                                    --             58,461
                                                       -----------        -----------
Net income (loss)                                      $  (287,978)       $    68,629
                                                       ===========        ===========


Income (loss) per common share - basic                 $     (0.11)       $       .25
                                                       ===========        ===========

Income (loss) per common share assuming dilution       $     (0.11)       $       .25
                                                       ===========        ===========


See notes to consolidated financial statements.

ARGENT CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOW MARCH 31, 1998

CLEARVIEW CAPITAL CORPORATION STATEMENT OF CASH FLOW MARCH 31, 1997


                                                      3 Months Ended    3 Months Ended
                                                       Mar 31, 1998      Mar 31, 1997
                                                       -----------        -----------
OPERATING ACTIVITIES
Net Loss                                               $  (287,978)       $    68,629
Adjustments to reconcile net loss to net
cash used by operating activities:
    Depreciation and amortization                           53,770             90,849
Effect of changes in working capital                      (105,322)          (817,278)
                                                       -----------        -----------
Net cash used by operating activities                     (339,530)          (657,800)
                                                       -----------        -----------
INVESTING ACTIVITIES
Purchase of property and equipment                          (3,710)                --
Collection of notes receivable                              20,249                 --
                                                       -----------        -----------
Net cash provided by investing activities                   16,539                 --
                                                       -----------        -----------
FINANCING ACTIVITIES
Issuance/retirement of common stock                        (77,894)                --
Net change in warehouse line                               425,917            260,979
                                                       -----------        -----------
Net cash provided by financing activities                  348,023            260,979
                                                       -----------        -----------
Net increase (decrease) in cash                             25,032           (396,821)
Cash and cash equivalents at beginning of period         1,335,673            841,697
                                                       -----------        -----------
Cash and cash equivalents at end of period             $ 1,360,705        $   444,876
                                                       ===========        ===========

                           ARGENT CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements at March 31, 1998 include the accounts of Argent Capital Corporation, a corporation organized in the State of Nevada, and its majority-owned subsidiaries, collectively the Company. The subsidiaries include Clearview Capital Corporation and Sunport Medical Corporation (USA). All significant intercompany accounts and transactions have been eliminated in consolidation. Prior to February 27, 1998, the Company operated as Sunport Medical Corporation, a company organized in British Columbia. On February 27, 1998, Argent Capital Corporation merged with Sunport Medical Corporation. Pursuant to the merger, the outstanding stock of Sunport Medical Corporation was converted into stock of Argent Capital Corporation on a basis of 30 shares of Sunport for 1 share of Argent. Argent Capital Corporation is the surviving corporation.

Also on February 27, 1998 but subsequent to the merger of Sunport Medical Corporation and Argent Capital Corporation, the Company acquired all of the oustanding common shares of Clearview Capital Corporation from Clearview Holding Corporation by issuance of Argent's common stock to Clearview Holding sufficient to give Clearview Holding a 75% interest in the common stock of Argent. For accounting purposes, Clearview Capital Corporation is the surviving corporation.

These transactions are more fully described in the Company's 10-KSB for the year ended December 31, 1997, in the Company's Proxy Statement filed December 1997 and in the Company's 8-K filed March 1998.

CHANGE IN ACCOUNTING YEAR
Effective December 31, 1997, the Company elected to change its year end from September 30 to December 31 to coincide with the year end of Clearview Capital Corporation. The financial statements contained herein present the Company's consolidated balance sheet at March 31, 1998 as compared to Clearview Capital Corporation's balance sheet at December 31, 1997 and present the Company's consolidated statements of operations and cash flows for the three month period ended March 31, 1998 as compared to Clearview Capital Corporation's statements of operations and cash flows for the three month period ended March 31, 1997.

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

SALES OF MORTGAGE LOANS
Gains and losses resulting from sales of mortgage loans are recognized at settlement date, and are based on the difference between the selling price and the carrying value of the related loans sold. Nonrefundable fees and direct costs associated with the purchase of mortgage loans are deferred and recognized when the loans are sold. The Company sells all loans on a servicing released basis.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES The Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to provide accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. The statement uses the "financial-components approach" in which, after a transfer of financial assets, an entity would recognize all financial assets and services it controls and all liabilities it has incurred and remove financial assets and liabilities from the balance sheet when controls are surrendered or when they are extinguished, respectively. This statement, with certain provisions deferred, has no significant impact on results of operations or financial position of the Company.

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

COMPREHENSIVE INCOME
The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". The Company reports no difference between comprehensive income and net income.

2. NOTES RECEIVABLE
The Company has notes receivable totalling $119,511 at March 31, 1998. Of this total, $19,511 plus accrued interest at prime plus two percent (2%) is due June 30, 1998. The balance of $100,000 was loaned to a retail mortgage company on January 29, 1998 for a term of one year with interest accruing at 9%. This note is due in full on February 1, 1999. The shareholders of this debtor have granted the Company a one year option to purchase 100% of the common stock of the debtor for a sum based on five times the 1998 after tax earnings of the debtor.


3. WAREHOUSE LINE OF CREDIT
In October, 1997, Clearview Capital Corporation obtained a $15,000,000 revolving warehouse line of credit under which the Company may borrow, repay, and reborrow funds. Interest under the line is charged at a floating rate of LIBOR plus 2%. The agreement requires payment of a warehousing fee in advance, as well as require Clearview to maintain a certain minimum level of tangible net worth. Borrowings under the line are covered by a security interest in certain mortgage loans towards which the advances were made. The warehouse line agreement expired on January 31, 1998, but was renewed for a minimum of an additional period of three months pursuant to the terms of the agreement. At March 31,1998, $13,538,834 was outstanding under this line.

4.   COMMON STOCK
The Company has issued stock options at fair value to certain directors and employees which vest upon issuance and expire five years from issuance. The transactions for the period ended March 31, 1998 are summarized as follows and have been adjusted for the Company's 30 to 1 reverse split that was effective February 27, 1998:



                                Shares
                                Subject                                  Weighted Avg
      Outstanding At           to Option          Option Price          Exercise Price
      --------------           ---------          ------------          --------------
      09/30/97 & 12/31/97        55,000          $4.50 and $4.80             $4.50
                               ========


At March 31, 1998, 55,000 options were exercisable and the weighted average remaining contractual life was forty months.

In the year ended September 30, 1997, the Company adopted SFAS No. 123, however, as permitted by the standard, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for the Company's option plans. The effects of determining compensation cost based on the fair value of the grant date for these options, consistent with the method of SFAS No. 123, would yield an immaterial difference.



5. INCOME TAX
Deferred tax assets and liabilities are determined based on the difference between financial and tax reporting bases of assets and liabilities. These differences result in taxable or deductible amounts in future years. Clearview Capital Corporation has filed a revised income tax return for the year ended December 31, 1996 which will result in a refund to the Company of approximately $101,000. In addition, Clearview Capital Corporation made payments in 1997 to certain foreign entities and/or individuals and withheld no federal income taxes. The Company is reviewing the tax treaties of the countries of incorporation and/or residence of these foreign payees to determine if any tax liability exists. In addition, Clearview Capital Corporation has agreed to pay its 1997 federal income tax in installments in order to preserve its current cash position.


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



                                                  For the three month period ended 03/31/98
                                         ---------------------------------------------------------
                                            Loss                Shares           Loss Per Share
                                         ---------------------------------------------------------
Net Loss                                 $   287,978
                                         ===========
BASIC EPS
Loss available to shareholders           $    287,978          2,474,441              $ .11
EFFECT OF DILUTIVE SECURITIES
Options                                                              N/A
                                         ---------------------------------------------------------
DILUTED EPS
Loss available to common share-
  holders plus assumed conversions       $    287,978          2,474,441              $  .11
                                         =========================================================

Options to purchase 46,667 shares of common stock at $4.50 and 8,333 shares of common stock at $4.80 were outstanding during the period presented but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                      For the three months ended 03/31/97
                                          --------------------------------------------------------
                                           Income               Shares         Earnings Per Share
                                          --------------------------------------------------------
Net Income                                $  68,629
                                          =========
BASIC EPS
Earnings available to shareholders        $  68,629              271,739              $   .25
EFFECT OF DILUTIVE SECURITIES                                        N/A
                                          --------------------------------------------------------
DILUTED EPS
Earnings available to
common shareholders plus assumed
conversions                               $  68,629             271,739               $    .25
                                          ========================================================


The period presented for the three months ended March 31, 1997 pertains only to Clearview Capital Corporation. There were no dilutive securities outstanding for this period for Clearview Capital Corporation.


7. CONTINGENCIES
A malpractice suit filed against two of the Company's former subsidiaries on March 8, 1996 was mediated on July 16, 1997 with no resolution of the claim. A court date has not yet been set for this lawsuit. This lawsuit claims damages in excess of the minimum jurisdictional limits and is being handled by the Company's malpractice carrier. The likelihood of an unfavorable outcome for this claim is not readily determinable. As a result, no provision for loss related to this claim has been made in the accompanying financial statements.

On March 25, 1997, Clearview Capital Corporation filed a complaint against former employees for breach of contract and injunctive relief. This action was subsequently removed to arbitration where the defendants filed a counterclaim against Clearview for a de facto/constructive termination of their employment contracts and for indemnification for their defense. There have been no setttlement discussions to date, although the parties have discussed participating in a voluntary settlement conference.

Management of the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the financial position, results of operations or the liquidity of the Company.


8. NASDAQ LISTING
As indicated in the Company's December 31, 1997 10-KSB, the Company has been informed by The NASDAQ Stock Market that the Company is not in compliance with the new standards required for maintaining continued listing or an initial listing on The NASDAQ SmallCap Market. Management has apprised NASDAQ of the Company's plans for achieving compliance and is awaiting a response from NASDAQ subsequent to a hearing held the week of April 20th by The Listing Qualifications Department.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended March 31, 1998, the Company experienced a $25,032 increase in its cash position resulting from cash used by operating activities of $339,530, cash provided by financing activities of $16,539 and cash provided by investing activities of $348,023.

On February 27, 1998, the Company, formerly known as Sunport Medical Corporation ("Sunport") merged with a newly formed Nevada corporation, Argent Capital Corporation ("Argent"). The outstanding stock of Sunport was converted into stock of Argent on a basis of 30 shares of Sunport for 1 share of Argent. This transaction successfully implemented the 30 to 1 reverse stock split approved by the Company's shareholders in January 1998 and, in addition, succeeded in domesticating the Company from British Columbia, Canada to the United States.

Also on February 27, 1998 but subsequent to the merger of Sunport and Argent, the Company acquired all of the outstanding common stock of Clearview Capital Corporation ("CCC") from Clearview Holding Corporation ("CHC") by issuance of Argent's common stock to CHC sufficient to give CHC a 75% interest in the common stock of Argent. For accounting purposes, CCC is the surviving corporation while Argent is the surviving corporation for legal purposes.

These transactions are more fully described in the Company's 10-KSB for the year ended December 31, 1997, in the Company's Proxy Statement filed December 1997 and in the Company's 8-K filed March 1998.

The Company believes that the domestication to the United States and, more importantly, the acquisition of CCC leaves the Company in a position to be able to meet its present liquidity and capital requirements for the near future.



RESULTS OF OPERATIONS

The Company had a net loss before the effect of income taxes or benefits of $287,978 for the three month period ended March 31, 1998. Since CCC is the surviving corporation for accounting purposes, the comparable period presented is the three month period ended March 31, 1997 for Clearview Capital Corporation. This period reflects net income of $127,090 before the effect of income taxes or benefits.

Net revenue for the three month period ended March 31, 1998 is $1,313,171 as compared to net revenue for the three month period ended March 31, 1997 of $1,392,450.

Total expenses for the three month period ended March 31, 1998 are $1,601,149 as compared to total expenses for the three month period ended March 31, 1997 of $1,265,360. General and administrative expenses increased approximately 10% of which a significant amount is attributable to the operations of Argent's Texas based wholly-owned subsidiary, Sunport Medical Corporation (USA) ("Sunport USA"). The sole function of Sunport USA is to wind down the former business of the Company prior to the acquisition of CCC.

In addition, interest expense increased approximately from $34,604 for the three month period ended March 31, 1997 to $231,992 for the three month period ended March 31, 1998 due to an increase from 1997 to 1998 in the credit available to CCC. Since October 1997, CCC has been provided with a Warehousing Credit and Security Agreement with Residential Funding Corporation ("RFC") whereby RFC currently provides CCC with a $15,000,000 warehouse line of credit on which CCC pays interest. During 1997, CCC operated with an available line of credit of only $6,000,000 with its former investor/lender.

The Company currently concentrates the majority of its wholesale lending business in the 125% Loan-to-Value segment of the lending industry. Management of the Company believes that changes in this segment of the industry have led to a flood on the market of those 125 LTV loans originated under the former guidelines, with a corresponding decrease in the number of available buyers. These changes, combined with the slow response to these changes by the former management of CCC, led to a decrease in the Company's funding volume. In response, the Company slowed down production to concentrate on selling the existing inventory originated under the old guidelines. Management of the Company intends to continue to offer the 125 LTV product to its correspondents, while at the same time broadening the variety of loans the Company offers.

Management of the Company intends to control the loan process from origination to securitization and is currently in the process of setting up the required elements of the Company's first pool of securities, which will elevate the Company to a higher level within the industry. In addition, the Company is actively seeking to acquire several established lending institutions which produce a dependable flow of business ranging from sub-prime first Trust Deeds to equity seconds.

While being cautious in its efforts to expand, management believes that by exerting control over origination, offering a wide variety of loan products, acquiring other lucrative mortgage companies and by having the ability to securitize its own loan portfolios, the Company will have the freedom and independence from uncontrollable changes induced by competitors or the marketplace itself, and will assist in establishing the Company as one of the most stable lenders in the United States.

                                     PART II
                                OTHER INFORMATION

ITEM 1         LEGAL PROCEEDINGS.

               The discussion of certain legal proceedings set forth in Note 7 to the Financial Statements set forth in Part I, is incorporated herein by reference. There have been no other material developments with respect to pending legal proceedings previously reported by the Registrant.


ITEM 2         CHANGES IN SECURITIES AND USE OF PROCEEDS.

               (a) Not applicable.

               (b) Not applicable.

               (c) As more particularly described in Registrant's Form 8-K, filed on or about March 13, 1998, and its Form 10-KSB, filed March 27, 1998, both of which are incorporated by reference herein, effective on February 27, 1998, Registrant issued 1,895,487 shares of its common stock to Clearview Holding Corporation, S.A. ("CHC") solely in exchange for all of the issued and outstanding common stock of Clearview Capital Corporation ("CCC"), a wholly-owned subsidiary of CHC, consisting of 271,739 shares. There were no underwriters and there was no public offering of shares. Registrant relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D of the SEC thereunder. CHC, the only issuee of such issuance, qualified as an "accredited investor" under the Regulation D of the Securities and Exchange Commission ("SEC"). CCC continues to operate as a wholly-owned subsidiary of Registrant. Registrant incorporates by reference herein the following documents on file with the SEC describing or related to the foregoing issuance of shares and the transactions described in
Item 4, below: (i) the Proxy Statement, filed December 29, 1997, including the exhibits thereto, including but not limited to the Stock Purchase Agreement, dated December 19, 1997, on file with the SEC.


ITEM 3         DEFAULTS UPON SENIOR SECURITIES.

               Not applicable.


ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               (a) Registrant's Annual General Meeting of Members was held on January 27, 1998, in Vancouver, British Columbia, Canada.

               (b) At the meeting, the following directors were elected: Dennis
R. Gutzman, M.D., Lawrence D. Barr and William H. McConnachie.

               (c) At the meeting, the Members (shareholders) voted upon the following proposals:

Proposal 1 Election of Directors: The following candidates for directors were elected and received the number of votes indicated:

Dennis R. Gutzman: For: 5,611,658 Withheld: 640,519
Lawrence D. Barr: For: 5,711,503 Withheld: 540,674
William H. McConnachie: For: 5,711,503 Withheld: 540,674

Proposal 2 Ratification of Appointment of Independent Auditors: Approval of a proposal to ratify the appointment of Deloitte & Touche, LLP, auditors of the Registrant. For: 5,611,035 Withheld: 12,700 Against: 517,450

Proposal 3 Consolidation of Authorized and Issued Capital: Approval of a proposal to consolidate the outstanding and authorized capital stock of the Registrant on a one for 30 basis. For: 5,886,367 Withheld: 46,250 Against:
138,260

Proposal 4 Increase in Authorized Capital: a proposal to increase the number of shares of authorized capital stock of Registrant. For: 5,818,867 Withheld:
46,750 Against: 182,419

Proposal 5 Continuance of the Corporate Existence of Registrant to Wyoming and Merger with a Nevada Subsidiary: A proposal to change the jurisdiction of incorporation of Registrant from British Columbia to Wyoming and to thereafter merge Registrant with its wholly-owned Nevada subsidiary. For: 5,984,827
Withheld: 17,200 Against: 46,000

Proposal 6 Approval of Stock Purchase Agreement: Approval of a Stock Purchase Agreement pursuant to which Registrant would purchase CCC from CHC for Registrant's common stock. For: 5,925,105 Withheld: 19,500 Against: 103,422

               (d)    None.

ITEM 5         OTHER INFORMATION.

               None.

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K.

               (a)    Exhibits

                      (1) Financial Statements included in Part I of this Report, Item 1 of this Report:

                             Consolidated Balance Sheet, March 31, 1998 and Clearview Capital Corporation Balance Sheet, December 31, 1997

                             Consolidated Statement of Operation, March 31,

                       1998 and Clearview Capital Corporation
                       Statement of Operation, March 31, 1997

                       Consolidated Statement of Cash Flow, March 31, 1998 and Clearview Capital corporation
                       Statement of Cash Flow, March 31, 1997

                       Notes to Consolidated Financial Statements

                   (2) Financial Data Schedule is attached as Exhibit 27.

                   (3) The Stock Purchase Agreement, dated December 19, 1997, filed as an exhibit to the Proxy Statement, previously incorporated by reference, is incorporated by reference.

                   (4) Proxy Statement, dated December 29, 1997, for the Annual Meeting of Members (Shareholders), held January 27, 1998, including the Bylaws of Registrant, the Amended Plan and Agreement of Merger of Sunport Medical Corporation and Argent Capital Corporation and all other exhibits thereto, is incorporated herein by reference.

                   (5) The Articles of Incorporation of Registrant are attached hereto as Exhibit 3(i).

                   (7) The Articles of Merger of Registrant are attached as
                   Exhibit 10(i).

               (b) Registrant filed Form 8-K on March 13, 1998 with respect to the acquisition of CCC from CHC and a change in control of Registrant. Financial statements were not filed by Registrant in connection therewith.

                                   SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   REGISTRANT:

                                                   ARGENT CAPITAL CORPORATION


May 15, 1998                                       By  /s/ CHRISTOPHER MILLAR
                                                   --------------------------
                                                   Christopher Millar, President