Form 10QSB/A
period 1998-03-31
ARGENT CAPITAL CORP
filed 1998-08-13
CIK 892833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB/A

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-20702

                           ARGENT CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Nevada                                                88-0383765
-------------------------------                             -------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)

        101 MAIN STREET, THIRD FLOOR, HUNTINGTON BEACH, CALIFORNIA 92648
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 374-1263
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ].

         Number of shares of the registrant's classes of common equity as of the latest practicable date (August 13, 1998): 2,292,819.

                           ARGENT CAPITAL CORPORATION

                                      INDEX


                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

             Consolidated Balance Sheet - December 31, 1997                                              3

             Consolidated Balance Sheet - March 31, 1998 (unaudited)                                     4

             Consolidated Statement of Income -
                     Three months ended March 31, 1998 (unaudited)                                       5

             Consolidated Statement of Cash Flow -
                     Three months ended March 31, 1997 (unaudited)                                       6

             Consolidated Statement of Cash Flow -
                     Three months ended March 31, 1998 (unaudited)                                       7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           9


                           PART II. OTHER INFORMATION

Signatures                                                                                              11

                           ARGENT CAPITAL CORPORATION
                 CONSOLIDATED BALANCE SHEET - DECEMBER 31, 1997

                                                                                December 31, 1997
                                                             ----------------------------------------------------
                                                             As Previously       Adjustments
                                                                Reported           (Note 1)             Revised
                                                             -------------        -----------         -----------
ASSETS
Current Assets:
      Cash                                                     $   407,147        $        --         $   407,147
      Accounts receivable                                          312,755           (193,508)            119,247
      Mortgage loans, held for sale                             14,778,158           (742,964)         14,035,194
      Notes receivable                                                  --            603,470             603,470
      Prepaid expenses                                               4,869                 --               4,869
      Income taxes receivable                                           --            116,455             116,455
                                                               -----------        -----------         -----------
      Total current assets                                      15,502,929           (216,547)         15,286,382

Property and Equipment:
      Vehicle                                                       47,624                 --              47,624
      Furniture, fixtures and equipment                            950,163                 --             950,163
                                                               -----------        -----------         -----------
                                                                   997,787                 --             997,787
      Less:  accumulated depreciation                              438,974                 --             438,974
                                                               -----------        -----------         -----------
      Total property and equipment, net                            558,813                 --             558,813

Other Assets                                                       522,514           (500,109)             22,405
                                                               -----------        -----------         -----------
Total Assets                                                   $16,584,256        $  (716,656)        $15,867,600
                                                               ===========        ===========         ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable & accrued liabilities                   $   384,142        $    15,783         $   399,925
      Income taxes payable                                         265,455           (265,455)                 --
      Warehouse financing facility                              13,112,917            (52,685)         13,060,232
                                                               -----------        -----------         -----------
      Total current liabilities                                 13,762,514           (302,357)         13,460,157

Deferred Income Tax Liability                                           --             62,328              62,328
                                                               -----------        -----------         -----------
      Total liabilities                                         13,762,514           (240,029)         13,522,485
                                                               -----------        -----------         -----------

Shareholders' Equity:
      Common stock, $.001 par value;
          authorized 10,000,000 shares,
          issued 2,474,441 shares                                  271,739                 --             271,739
      Retained earnings                                          1,721,742           (476,627)          1,245,115
      Additional paid-in-capital                                   828,261                 --             828,261
                                                               -----------        -----------         -----------
      Total shareholders' equity                                 2,821,742           (476,627)          2,345,115
                                                               -----------        -----------         -----------
Total Liabilities and Shareholders' Equity                     $16,584,256        $  (716,656)        $15,867,600
                                                               ===========        ===========         ===========



SEE NOTES TO FINANCIAL STATEMENTS.

                           ARGENT CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEET - MARCH 31, 1998

                                                                        March 31, 1998
                                                    ------------------------------------------------------
                                                    As Previously        Adjustments
                                                      Reported             (Note 1)             Revised
                                                    ------------         ------------         ------------
ASSETS
Current Assets:
      Cash                                          $  1,360,705         $          1         $  1,360,706
      Accounts receivable                                754,925             (654,503)             100,422
      Mortgage loans, held for sale                   14,268,549             (373,263)          13,895,286
      Income taxes receivable                                 --              173,037              173,037
      Notes receivable                                   119,511              555,460              674,971
      Prepaid expenses                                   381,549             (262,871)             118,678
                                                    ------------         ------------         ------------
      Total current assets                            16,885,239             (562,139)          16,323,100

Property and Equipment:
      Vehicle                                             47,624                   --               47,624
      Furniture, fixtures and equipment                  953,908                   --              953,908
                                                    ------------         ------------         ------------
                                                       1,001,532                   --            1,001,532
      Less: accumulated depreciation                     492,743                   --              492,743
                                                    ------------         ------------         ------------
      Total property and equipment, net                  508,789                   --              508,789

Other Assets                                             829,333             (743,216)              86,117
                                                    ------------         ------------         ------------
Total Assets                                        $ 18,223,361         $ (1,305,355)        $ 16,918,006
                                                    ============         ============         ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable & accrued liabilities        $    685,293         $    (58,502)        $    626,791
      Income taxes payable                               389,743             (389,743)                  --
      Warehouse financing facility                    13,538,834              (52,685)          13,486,149
                                                    ------------         ------------         ------------
      Total current liabilities                       14,613,870             (500,930)          14,112,940

Deferred income tax liability                                 --               62,328               62,328
Negative goodwill                                        340,891               (2,744)             338,147
                                                    ------------         ------------         ------------
      Total liabilities                               14,954,761             (441,346)          14,513,415

Shareholders' Equity:
      Common stock, $.001 par value;
          authorized 10,000,000 shares,
          issued 2,474,441 shares                          2,474                   --                2,474
      Retained earnings                                1,433,799             (864,009)             569,790
      Treasury stock, 13,333 shares                      (63,281)                  --              (63,281)
      Additional paid-in-capital                       1,895,608                   --            1,895,608
                                                    ------------         ------------         ------------
      Total shareholders' equity                       3,268,600             (864,009)           2,404,591
                                                    ------------         ------------         ------------
Total Liabilities and Shareholders' Equity          $ 18,223,361         $ (1,305,355)        $ 16,918,006
                                                    ============         ============         ============



SEE NOTES TO FINANCIAL STATEMENTS.

                           ARGENT CAPITAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                                               For the three months ended March 31, 1998
                                          ----------------------------------------------------
                                          As Previously        Adjustments
                                            Reported            (Note 1)             Revised
                                          ------------         -----------         -----------
Net Revenues                               $ 1,313,171         $   (39,568)        $ 1,273,603

Expenses:
       General & administrative              1,357,554              43,947           1,401,501
       Provision for bad debts                  11,603             216,397             228,000
       Interest                                231,992                   1             231,993
                                           -----------         -----------         -----------
       Total expenses                        1,601,149             260,345           1,861,494
                                           -----------         -----------         -----------
Earnings (loss) before income taxes           (287,978)           (299,913)           (587,891)
Provision for income taxes                          --                  --                  --
                                           -----------         -----------         -----------
Net income (loss)                          $  (287,978)        $  (299,913)        $  (587,891)
                                           ===========         ===========         ===========



SEE NOTES TO FINANCIAL STATEMENTS.

                           ARGENT CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               For the three months ended March 31, 1997
                                                         ------------------------------------------------------
                                                         As Previously        Adjustments
                                                           Reported             (Note 1)             Revised
                                                         ------------         ------------         ------------
OPERATING ACTIVITIES
Net income (loss)                                        $     68,629         $         (1)        $     68,628
Adjustments:
       Depreciation and amortization                           90,849               70,451              161,300
       Effect of changes in working capital                  (817,278)             817,278                   --
       (Increase)/decrease in assets:
           Mortgage loans purchased for sale                       --          (26,578,163)         (26,578,163)
           Proceeds from sale of mortgage loans                    --           24,573,507           24,573,507
           Accounts receivable                                     --            1,488,339            1,488,339
           Prepaid income taxes                                    --             (210,341)            (210,341)
           Prepaid expenses                                        --              (15,165)             (15,165)
           Other assets                                            --              (72,553)             (72,553)
       Increase/ (decrease) in liabilities:
           Accounts payable & accrued liabilities                  --              (86,492)             (86,492)
                                                         ------------         ------------         ------------
Net cash generated (used in) operating activities            (657,800)             (13,140)            (670,940)
                                                         ------------         ------------         ------------
INVESTING ACTIVITIES
Purchase of property and equipment                                 --              (13,613)             (13,613)
Collection of notes receivable                                     --               26,752               26,752
                                                         ------------         ------------         ------------
Net cash generated (used in) investing activities                  --               13,139               13,139
                                                         ------------         ------------         ------------
FINANCING ACTIVITIES
Net increase in warehouse financing facility                  260,979                   --              260,979
                                                         ------------         ------------         ------------
Net cash generated (used in) financing activities             260,979                   --              260,979
                                                         ------------         ------------         ------------
Net increase (decrease) in cash                              (396,821)                  (1)            (396,822)
Cash and cash equivalents at beginning of period              841,697                   --              841,697
                                                         ------------         ------------         ------------
Cash and cash equivalents at end of period               $    444,876         $         (1)        $    444,875
                                                         ============         ============         ============



SEE NOTES TO FINANCIAL STATEMENTS.

                           ARGENT CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              For the three months ended March 31, 1998
                                                         ------------------------------------------------------
                                                         As Previously        Adjustments
                                                           Reported             (Note 1)             Revised
                                                         ------------         ------------         ------------
OPERATING ACTIVITIES
Net loss                                                 $   (287,978)        $   (299,913)        $   (587,891)
Adjustments:
       Depreciation and amortization                           53,770               (2,745)              51,025
       Effect of changes in working capital                  (105,322)             105,322                   --
       (Increase)/decrease in assets:
           Mortgage loans purchased for sale                       --          (21,331,953)         (21,331,953)
           Proceeds from sale of mortgage loans                    --           21,134,861           21,134,861
           Valuation allowance on mortgage loans                   --              228,000              228,000
           Accounts receivable                                     --               34,345               34,345
           Prepaid income taxes                                    --              (10,000)             (10,000)
           Prepaid expenses                                        --             (113,809)            (113,809)
           Other assets                                            --                4,393                4,393
       Increase/ (decrease) in liabilities:
           Accounts payable & accrued liabilities                  --              121,370              121,370
                                                         ------------         ------------         ------------
Net cash generated (used in) operating activities            (339,530)            (130,129)            (469,659)
                                                         ------------         ------------         ------------
INVESTING ACTIVITIES
Purchase of property and equipment                             (3,710)                 (36)              (3,746)
Collection of notes receivable                                 20,249               52,272               72,521
                                                         ------------         ------------         ------------
Net cash generated (used in) investing activities              16,539               52,236               68,775
                                                         ------------         ------------         ------------
FINANCING ACTIVITIES
Net increase in warehouse financing facility                  425,917                   --              425,917
Issuance/ retirement of common stock                          (77,894)              77,894                   --
Cash from February 1998 merger                                     --              928,526              928,526
                                                         ------------         ------------         ------------
Net cash generated (used in) financing activities             348,023            1,006,420            1,354,443
                                                         ------------         ------------         ------------
Net increase (decrease) in cash                                25,032              928,527              953,559
Cash and cash equivalents at beginning of period            1,335,673             (928,526)             407,147
                                                         ------------         ------------         ------------
Cash and cash equivalents at end of period               $  1,360,705         $          1         $  1,360,706
                                                         ============         ============         ============



SEE NOTES TO FINANCIAL STATEMENTS.

NOTE 1.  EXPLANATION OF ADJUSTMENTS TO AMENDED FINANCIAL STATEMENTS.

Argent Capital Corporation (the "Company") is restating it's March 31, 1998 Form 10-QSB due to a correction in the employment of certain accounting standards, most significantly the Statement of Financial Accounting Standards No. 125, which require that recognition of gains from the sale of mortgage loans be delayed until settlement date.

In late 1997, management of the Clearview Capital Corporation ("Clearview") incorrectly interpreted the accounting changes required when the primary investor for the purchase of its Mortgage Loans Held for Sale discontinued purchasing loans from Clearview. When that occurred, Mortgage Loans Held for Sale were no longer subject to a firm purchase commitment; instead, the loans were warehoused by Clearview for varying periods of time. Despite these changed circumstances, Clearview failed to delay the recognition on gain of sale until such time as there was an actual settlement of sale.

After the Merger (described more fully in Item 2 below), new management reviewed all significant accounting policies of the Company and has determined that the level of materiality of the changes requires a restatement of the March 31, 1998 Form 10-QSB. The March 31, 1998 Form 10-QSB was the first report to consolidate the financial results of Clearview.

Simultaneously with this restatement, the Company is making certain reclassifications of previously reported financial information, to assure consistency from period to period.

The adjustments affect both the December 31, 1997 and March 31, 1998 reported balance sheets, the March 31, 1998 statement of income and the March 31, 1998 and 1997 statements of cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW.

     Management's discussion and analysis of financial condition, results of operations, liquidity and capital resources contained within this report on Form 10-QSB-A is more clearly understood when read in conjunction with the Notes to the Consolidated Financial Statements.

     The accompanying financial statements include the accounts of Argent Capital Corporation, a corporation organized in the state of Nevada, and its majority-owned subsidiaries (collectively, the "Company".) The subsidiaries include Clearview Capital Corporation ("Clearview") and Sunport Medical Corporation (USA). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Prior to February 27, 1998, the Company operated as Sunport Medical Corporation, a company organized in British Columbia. On February 27, 1998, Argent Capital Corporation merged with Sunport Medical Corporation. On that same date, immediately following the merger, the Company acquired all of the outstanding common shares of Clearview from Clearview Holding Corporation by issuance of a sufficient number of shares of Argent's common stock to give Clearview Holding Corporation a 71% interest in the common stock of the Company following the acquisition. This transaction (the "Merger") is described in detail in the Company's Form 8-K filed March 1998.

     Following the Merger, the Argent Capital Corporation is the surviving legal entity. However, in the accompanying financial statements, all historical information prior to the Merger represents only the Clearview accounts, as Clearview is the surviving company for accounting purposes.

LIQUIDITY AND FINANCIAL RESOURCES

     The Company's cash and equity positions were both improved by the Merger. The effects of the Merger are described in more detail under Financial Position, below. The Company believes that sufficient cash from operations and borrowings will be generated to fund the current level of operations. However, the Company is investigating various alternatives to raise additional resources to facilitate future growth.

FINANCIAL POSITION

     As a direct result of the Merger, during the first quarter of 1998 the Company's cash position was increased by approximately $928,000. This was the primary reason for the increases of cash at March 31, 1998 of $916,000 and $954,000 from March 31, 1997 and December 31, 1997, respectively. Other significant increases as of March 31, 1998 due to the consolidation of Argent/ Sunport accounts include an increase of $109,000 in Prepaid Assets, a $137,000 increase in Accounts Payables and Other Accrued Liabilities and $320,000 of negative goodwill (deferred credit). Overall, the inclusion of the Argent/ Sunport accounts in the March 31, 1998 statements resulted in an increase of $663,000 to the net worth of the Company.

     The Company's Mortgage Loans Held for Sale and the outstanding balance on the Warehouse Financing Facility have increased by $11.9 million (593%) and $12.0 million (793%), respectively, from March 31, 1997 to March 31, 1998. This significant increase is the direct result of the change in the Company's primary method of loan resale during the latter part of 1997. Prior to that time, the majority of the Company's loans were purchased in the secondary market by a single investor, who accepted the majority of the Company's loans almost immediately upon funding. In late 1997, the Company discontinued doing business with this single investor and began to develop its secondary marketing efforts with a wider range of investors. As a result, the secondary marketing effort is taking a longer period of time, resulting in both the loans and the warehousing facility remaining outstanding for a longer period of time. The Company's immediate focus is to finalize the sale of the existing loans so as to free up its financial resources.

As loans are purchased and/or funded in the future, the Company is significantly strengthening its underwriting criteria in order to meet the resale requirements of the greatest number of potential investors. This will mitigate the future risk that the Company would need to keep the mortgage loans on the warehousing facility for more than a 45-60 day period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

The interest income component of Net Revenues for the quarter ended March 31, 1998 increased $118,000 (33%) when compared to the same period of 1997. Similarly, interest expense for the quarter ended March 31, 1998 increased $197,000 (570%) when compared to the same period of 1997. The reason for both of these increases is the longer period of time which loans were held for sale during 1998.

General and administrative expenses for the quarter ended March 31, 1998 increased $162,000 (13%) when compared to the same period of 1997. A primary reason for this increase is the inclusion of $72,000 of Argent/ Sunport expenses in the 1998 results. The second significant reason for the increase is $62,000 of management fees incurred during 1998 due to management consulting fees incurred during a changeover of management which occurred during late 1997 and early 1998.

The Provision for Bad Debts for the quarter ended March 31, 1998 was $181,000 compared to no provision for the same period of 1997. The Company began establishing reserves on certain of the Loans Held for Resale during the fourth quarter of 1997 because weak underwriting standards on certain loans had resulted in loans which were not acceptable to the majority of the investors which represent the secondary market. In response to this problem, the Company is significantly strengthening its underwriting criteria in order to meet the resale requirements of the greatest number of potential investors.

There was no Provision for Income Taxes in the quarter ended March 31, 1998, as the Company did not record profits.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 1998                         ARGENT CAPITAL CORPORATION
                                        (Registrant)

                                        By:


                                        ----------------------------------------
                                        Christopher Millar,  President