Form 10QSB/A
period 1998-03-31
ARGENT CAPITAL CORP
filed 1998-08-17
CIK 892833

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                               AMENDMENT NO. 1 TO
                                 FORM 10-QSB/A


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ______________ to _____________


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



        101 MAIN STREET, THIRD FLOOR, HUNTINGTON BEACH, CALIFORNIA 92648
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 374-1263
-----------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No    .
    ---    ---


     Number of shares of the registrant's classes of common equity as of the latest practicable date (August 13, 1998): 2,292,819.

The undersigned registrant hereby amends the Form 10-QSB/A for the period ended March 31, 1998, as follows:

     EXHIBITS - Exhibit 27 (Financial Data Schedule) is attached hereto and filed herewith.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 17, 1998                     ARGENT CAPITAL CORPORATION
                                    (Registrant)

                                    By: /s/ CHRISTOPHER A. MILLAR
                                    --------------------------------
                                    Christopher A. Millar, President