Form 10QSB
period 1998-06-30
ARGENT CAPITAL CORP
filed 1998-08-17
CIK 892833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-20702

                           ARGENT CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Nevada                                               88-0383765
----------------------------------                        ----------------------
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

                                  ARGENT CAPITAL CORPORATION

                                     INDEX TO FORM 10QSB

                   FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998


                                PART 1. FINANCIAL INFORMATION

Item 1 -  Financial Statements:

         Consolidated Balance Sheets as of June 30, 1998 (unaudited)
         and December 31, 1997                                                        3

         Consolidated Statements of Income for the Three Months and Six
         Months Ended June 30, 1998 and 1997 (unaudited)                              4

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1998 and 1997 (unaudited)                                     5

         Notes to the Consolidated Financial Statements for the Six Months
         Ended June 30, 1998 and 1997 (unaudited)                                     6

Item 2 - Management's Discussion and Analysis of Financial Condition, Results of
         Operations, Liquidity and Capital Resources                                 12


                                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Securities Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


                          PART 1. FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS.


                           ARGENT CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                    June 30,        December 31,
                                                      1998             1997
                                                  -----------       -----------
ASSETS
Current Assets:
     Cash                                         $   777,277       $   407,147
     Accounts receivable                               17,325           119,247
     Mortgage loans, held for sale                  6,157,767        14,035,194
     Notes receivable                                 648,316           603,470
     Prepaid expenses                                 105,938             4,869
     Prepaid income taxes                             185,881           116,455
                                                  -----------       -----------
     Total current assets                           7,892,504        15,286,382

Property and Equipment:
     Vehicle                                           65,312            47,624
     Furniture, fixtures and equipment                953,908           950,163
                                                  -----------       -----------
                                                    1,019,220           997,787
     Less:  accumulated depreciation                  492,743           438,974
                                                  -----------       -----------
     Total property and equipment, net                526,477           558,813

Other Assets                                           81,658            22,405
                                                  -----------       -----------
Total Assets                                      $ 8,500,639       $15,867,600
                                                  ===========       ===========

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable & accrued liabilities       $   335,441       $   399,925
     Warehouse financing facilities                 5,402,156        13,060,232
                                                  -----------       -----------
     Total current liabilities                      5,737,597        13,460,157

Deferred income tax liability                          62,328            62,328
Negative goodwill and other deferred credits          329,187                --
                                                  -----------       -----------
     Total liabilities                              6,129,112        13,522,485

Shareholders' Equity:
     Common stock, $.001 par value;
         authorized 10,000,000 shares,
         issued 2,306,512 shares                        2,306           271,739
     Retained earnings                                536,726         1,245,115
     Treasury stock, 13,333 shares                    (63,281)               --
     Additional paid-in-capital                     1,895,776           828,261
                                                  -----------       -----------
     Total shareholders' equity                     2,371,527         2,345,115
                                                  -----------       -----------
Total Liabilities and Shareholders' Equity        $ 8,500,639       $15,867,600
                                                  ===========       ===========


SEE NOTES TO FINANCIAL STATEMENTS.

                           ARGENT CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                           For the Three Months            For the Six Months
                                              Ended June 30,                 Ended June 30,
                                       ---------------------------    ---------------------------
                                          1998             1997          1998             1997
                                       -----------     -----------    -----------     -----------
REVENUES:
Gain on sale of loans                  $   837,335     $ 1,037,031    $ 1,629,362     $ 2,068,774
 Interest income                           447,415          95,733        924,860         445,185
 Other income (expense)                     (2,985)         30,897          1,146          30,897
                                       -----------     -----------    -----------     -----------
Total revenues                           1,281,765       1,163,661      2,555,368       2,544,856

EXPENSES:
General & administrative                 1,084,611         822,618      2,486,112       2,052,120
Provision for bad debts                    (60,852)             --        167,148              --
Interest                                   291,070          32,229        523,063          66,833
                                       -----------     -----------    -----------     -----------
Total expenses                           1,314,829         854,847      3,176,323       2,118,953
                                       -----------     -----------    -----------     -----------
Earnings (loss) before income taxes        (33,064)        308,814       (620,955)        425,903

Provision for income taxes                      --          11,871             --          70,332
                                       -----------     -----------    -----------     -----------
Net income (loss)                      $   (33,064)    $   296,943    $  (620,955)    $   355,571
                                       ===========     ===========    ===========     ===========

EARNINGS (LOSS) PER SHARE (NOTE 6):
     Basic                             $     (0.01)    $      1.09    $      (.27)    $      1.31
                                       ===========     ===========    ===========     ===========
     Diluted                           $     (0.01)    $      1.09    $      (.27)    $      1.31
                                       ===========     ===========    ===========     ===========


SEE NOTES TO FINANCIAL STATEMENTS.

                           ARGENT CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   For the Six Months
                                                                      Ended June 30,
                                                             -------------------------------
                                                                 1998               1997
                                                             ------------       ------------
OPERATING ACTIVITIES
Net income (loss)                                            $   (620,955)      $    355,571
Adjustments:
      Depreciation and amortization                                98,159            108,651
      (Increase)/decrease in assets:
          Mortgage loans purchased for sale                   (29,586,486)       (26,578,163)
          Proceeds from sale of mortgage loans                 36,974,913         24,243,412
          Accounts receivable                                     117,441          1,302,352
          Prepaid income taxes                                    (22,844)          (261,270)
          Prepaid expenses                                       (101,069)           (21,854)
          Other assets                                              8,852           (137,687)
      Increase/ (decrease) in liabilities:
          Accounts payable & accrued liabilities                 (169,980)          (268,976)
          Valuation allowance on mortgage loans                   380,000                 --
          Other deferred assets                                      (892)                --
                                                             ------------       ------------
Net cash generated (used in) operating activities               7,077,139         (1,257,964)
                                                             ------------       ------------

INVESTING ACTIVITIES
Purchase of property and equipment                                (76,635)           (13,613)
Sale of property and equipment                                         --             86,862
Collection of notes receivable                                     99,176             43,914
                                                             ------------       ------------
Net cash generated (used in) investing activities                  22,541            117,163
                                                             ------------       ------------

FINANCING ACTIVITIES
Net increase (decrease) in warehouse financing facility        (7,658,076)           260,625
Cash from February 1998 merger                                    928,526                 --
                                                             ------------       ------------
Net cash generated (used in) financing activities              (6,729,550)           260,625
                                                             ------------       ------------
Net increase (decrease) in cash                                   370,130           (880,176)
Cash and cash equivalents at beginning of period                  407,147            841,697
                                                             ------------       ------------
Cash and cash equivalents at end of period                   $    777,277       $    (38,479)
                                                             ============       ============


SEE NOTES TO FINANCIAL STATEMENTS.

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES.

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements at June 30, 1998 include the accounts of Argent Capital Corporation, a corporation organized in the State of Nevada, and its majority-owned subsidiaries (collectively, the "Company"). The subsidiaries include Argent Mortgage Corporation (previously known as Clearview Mortgage Corporation), and Sunport Medical Corporation (USA). All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to February 27, 1998, the Company operated as Sunport Medical Corporation, a company organized in British Columbia. On February 27, 1998, Argent Capital Corporation merged with Sunport Medical Corporation. On that same date, immediately following the merger, the Company acquired all of the outstanding common shares of Argent Mortgage Corporation from Clearview Holding Corporation by issuance of a sufficient number of shares of the Company's common stock to give Clearview Holding Corporation a 71% interest in the common stock of the Company immediately following the acquisition. This transaction (the "Merger") is described in detail in the Company's Form 8-K filed in March 1998.

Following the Merger, Argent Capital Corporation is the surviving legal entity. However, in the accompanying financial statements, all historical information prior to the Merger represents only the Argent Mortgage Corporation accounts, as that is the surviving company for accounting purposes.

CHANGE IN ACCOUNTING YEAR
Effective December 31, 1997, the Company elected to change its year-end from September 30 to December 31 to coincide with the year-end of Clearview Mortgage Corporation.

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

SALE OF MORTGAGE LOANS
Gains and losses resulting from sales of mortgage loans are recognized at settlement date, and are based on the difference between the selling price and the carrying value of the related loans sold. Nonrefundable fees and direct costs associated with the purchase of mortgage loans are deferred and recognized when the loans are sold. The Company sells all loans on a servicing released basis.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES
The Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," to provide accounting and reporting guidance for transfers and servicing of financial assets and extinguishment of liabilities. The statement uses the "financial-components approach" in which, after a transfer of financial assets, an entity would recognize all financial assets and services it controls and all liabilities it has incurred and remove financial assets and liabilities from the balance sheet when controls are surrendered or when they are extinguished, respectively. This statement, with certain provisions deferred, has no significant impact on results of operations or financial position of the Company.

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

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to 1998 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2.  NOTES RECEIVABLE

The Company had Notes Receivable totaling $648,316 at June 30, 1998. This amount consists of the following:

        Note secured by real estate                             $499,207
        Note due from retail mortgage company                    100,000
        Other                                                     49,109
                                                                --------
                                                                $648,316
                                                                ========

The note secured by real estate is due upon the sale of the underlying collateral property. The balance of notes receivable are due within one year. The notes receivable generally bear interest at rates ranging from 7% to 9%.

The shareholders of the note due from retail mortgage company have granted the Company a one year option to purchase 100% of the common stock of the debtor for a sum based on five times the 1998 after tax earnings of the debtor.

NOTE 3.  WAREHOUSE FINANCING FACILITIES

In October 1997, the Company obtained a $15,000,000 revolving warehouse financing facility under which the Company may borrow, repay, and reborrow funds. Interest under the facility is charged at a floating rate of LIBOR plus 2%. The agreement requires payment of a warehousing fee in advance, as well as require Argent Mortgage Corporation to maintain a certain minimum level of tangible net worth. Borrowings under the facility are covered by a security interest in certain mortgage loans towards which the advances were made. This warehouse financing facility is due on July 31, 1998, but is subject to continuing renewals under an indefinite series of available 3-month extensions. The facility currently requires that payment is due from the receipt of 100% of the funds from the sale of the underlying collateral mortgage loans. As of June 30, 1998, the outstanding balance on this line was $5,343,605.

In addition, in May 1998, the Company obtained a second $549,100 warehouse facility. This line bears interest at 14.5% and is due on demand or, if no demand is made, on August 15, 1998. As of June 30, 1998, the outstanding balance on this line was $58,551.

Finally, in June 1998, the Company obtained a third facility in the amount of $10 million. This facility bears interest at rates ranging from 2-4% over prime, depending upon the security position of the collateral mortgages being warehoused. There was no outstanding balance on this facility as of June 30, 1998.

NOTE 4. COMMON STOCK

The Company has issued stock options at fair value to certain directors and employees which vest upon issuance and expire five years from issuance. The transactions for the period ended June 30, 1998 are summarized as follows and have been adjusted for the Company's 30 to 1 reverse split that was effective February 27, 1998:

                                                                       Weighted
                              Shares                                     Avg
                              Subject                                  Exercise
     Outstanding At          to Option          Option Price            Price
 ----------------------    -------------    --------------------    ------------

   09/30/97 & 12/31/97           55,000       $4.50 and $4.80           $4.50
                           =============

At June 30, 1998, 55,000 options were exercisable and the weighted average remaining contractual life was 37 months.

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

NOTE 5.  INCOME TAX

Deferred tax assets and liabilities are determined based on the difference between financial and tax reporting bases of assets and liabilities. These differences result in taxable or deductible amounts in future years. Argent Mortgage has filed a revised income tax return for the year ended December 31, 1996 which will result in a refund to the Company of approximately $101,000. The Company has extended the filing of Argent Mortgage Corporation's 1997 federal income tax return. It is currently expected that no tax will be due upon the filing of that return.

In addition, Argent Mortgage Corporation made payments in 1997 to certain foreign entities and/or individuals and withheld no federal income taxes. The Company is reviewing the tax treaties of the countries of incorporation and/or residence of these foreign payees to determine if any tax liability exists

NOTE 6.  EARNINGS (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share", which is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. This Statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

                                              For the six month period ended 06/30/98
                                          ---------------------------------------------
                                             (Loss)          Shares      Loss Per Share
                                          ---------------------------------------------
Net Loss                                   $ (620,955)
                                           ==========
Basic EPS Loss available to shareholders   $ (620,955)      2,292,819       $    (.27)
Effect of Dilutive Securities                                     N/A
Options                                                           N/A
                                          ---------------------------------------------
Diluted EPS
Loss available to common share-
  holders plus assumed conversions         $ (620,955)      2,292,819       $    (.27)
                                          =============================================

Options to purchase 46,667 shares of common stock at $4.50 and 8,333 shares of common stock at $4.80 were outstanding during the period presented but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                 For the six months ended 06/30/97:
                                          ----------------------------------------------
                                                                           Earnings Per
                                              Income          Shares          Share
                                          ----------------------------------------------
Net Income                                 $   355,571
                                           ===========
Basic EPS
Earnings available to shareholders         $   355,571        271,739       $    1.31
Effect of Dilutive Securities
                                          ----------------------------------------------
Diluted EPS
Earnings available to common
shareholders plus assumed
conversions                                $   355,571        271,739       $    1.31
                                          ==============================================


The period presented for the six months ended June 30, 1997 pertains only to Argent Mortgage Corporation. There were no dilutive securities outstanding for this period for Argent Mortgage Corporation.

NOTE 7.  CONTINGENCIES.

A malpractice suit filed against two of the Company's former subsidiaries on March 8, 1996 was mediated on July 16, 1997 with no resolution of the claim. This lawsuit claims damages in excess of the minimum jurisdictional limits and is being handled by the Company's malpractice carrier. A court date has been scheduled for no later than mid-October 1998. The plaintiffs have designated their expert for this case and depositions of this witness are in the process of being scheduled. Based on preliminary discussions, the Company believes that this expert has testimony that will be favorable to the defense; however, the likelihood of an unfavorable outcome for this claim is not readily determinable. As a result, no provision for loss related to this claim has been made in the accompanying financial statements.

On March 25, 1997, Clearview Capital Corporation filed a complaint in Orange County Superior Court against former senior management employees for breach of contract and injunctive relief. This action was subsequently removed to arbitration where the defendants filed a counterclaim against Clearview for a de facto/constructive termination of their employment contracts and for indemnification for their defense. Without the Company paying any settlement, this complaint was dismissed with prejudice in May 1998 by mutual agreement of the parties.

Management of the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the financial position, results of operations or the liquidity of the Company.

NOTE 8.  NASDAQ LISTING

As indicated in the Company's December 31, 1997 10-KSB, the Company was informed by The NASDAQ Stock Market that the Company is not in compliance with the new standards required for maintaining continued listing or an initial listing on The NASDAQ SmallCap Market. On March 26, 1998 the Company filed a request for an exception to the listing requirements. By letter dated July 20, 1998, NASDAQ's Listings Qualification Panel (the "Panel") notified the Company that, subject to the Company's right to appeal, the Panel had determined to delist the Company's securities from the SmallCap Market. The Company timely filed such an appeal and requested an oral hearing at which it will be given the opportunity to present written and oral evidence supporting its ability to regain and maintain compliance with all applicable listing requirements. The oral hearing has been scheduled for September 2, 1998 in Washington, D.C. and management is preparing a comprehensive presentation, including a new business plan and a specific timetable for regaining compliance with NASDAQ listing requirements. The Company is unaware of the Panel's timetable for rendering any decision on the appeal. In the event the Panel determines to delist the Company, the Company has additional appeal rights which may, if pursued, defer any such action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW.

The accompanying financial statements include the accounts of Argent Capital Corporation, a corporation organized in the state of Nevada, and its majority-owned subsidiaries (collectively, the "Company"). The subsidiaries include Argent Mortgage Corporation (previously known as Clearview Capital Corporation) and Sunport Medical Corporation (USA). All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to February 27, 1998, the Company operated as Sunport Medical Corporation, a company organized in British Columbia. On February 27, 1998, Argent Capital Corporation merged with Sunport Medical Corporation. On that same date, immediately following the merger, the Company acquired all of the outstanding common shares of Argent Mortgage Corporation from Clearview Holding Corporation by issuance of a sufficient number of shares of the Company's stock to give Clearview Holding Corporation a 71% interest in the common stock of the Company immediately following the acquisition. This transaction (the "Merger") is described in detail in the Company's Form 8-K filed March 1998.

Following the Merger, Argent Capital Corporation is the surviving legal entity. However, in the accompanying financial statements, all historical information prior to the Merger represents only the Argent Mortgage Corporation accounts as that is the surviving company for accounting purposes.

LIQUIDITY AND FINANCIAL RESOURCES

The Company's cash and equity positions were both improved by the Merger. The effects of the Merger are described in more detail under Financial Position, below. The Company believes that sufficient cash from operations and borrowings will be generated to fund the current level of operations.

During August 1998 the Company has completed a comprehensive strategic and business plan for the year. Critical to the execution of such plan is the continuing upgrading of the managerial team. The Company has either employed or reached employment terms with three key managers: an Executive Vice President of Marketing, a Chief Financial Officer and a Chief Operations Officer. All of these managers possess a considerable depth of knowledge and experience in their areas of responsibility and will be key in the execution of the Company's plan.

FINANCIAL POSITION

JUNE 30, 1998 COMPARED TO MARCH 31, 1998

The Company's cash was reduced by $583,000 from March 31, 1998 to June 30, 1998 due primarily to the paydown of Accounts Payable balances by $291,000. The balance of the reduction was the result of the Company being committed to apply 100% of the proceeds from the sale of its mortgage loans to paydown the warehousing facility. This requirement was due to the fact that many of the loans sold during the second quarter of 1998 had already been on the warehousing facility for an unacceptably long period of time. The Company's reevaluation and upgrading of its loan underwriting standards will greatly mitigate the possibility that loans will need to remain on the lines for such long periods of time in the future.

During the process of reevaluating and upgrading the loan underwriting standards, the Company essentially stopped purchasing new loans. Due to this, during the second quarter 1998, Mortgage Loans Held for Sale were decreased by $7.7 million, while the Warehouse Financing Facilities were paid down by $8.1 million.

JUNE 30, 1998 COMPARED TO JUNE 30, 1997

The Company's cash balance increased by $816,000 from June 30, 1997 to June 30, 1998 as a direct result of the Merger during the first quarter of 1998 which contributed $928,000 to the Company's cash balances.

Other significant increases as of June 30, 1998 due to the consolidation of Argent/ Sunport accounts include an increase of $79,000 in Prepaid Assets, a $69,000 increase in Accounts Payables and Other Accrued Liabilities and $312,000 of negative goodwill (deferred credit). Overall, the inclusion of the Argent/ Sunport accounts in the June 30, 1998 statements resulted in an increase of $434,000 to the net worth of the Company.

The Company's Mortgage Loans Held for Sale and the outstanding balance on the Warehouse Financing Facility have increased by $3.8 million (62%) and $3.9 million (72%), respectively, from June 30, 1997 to June 30, 1998. This increase is the direct result of the change in the Company's primary method of loan resale during the latter part of 1997. Prior to that time, the majority of the Company's loans were purchased in the secondary market by a single investor, who accepted the majority of the Company's loans almost immediately upon funding. In late 1997, the Company discontinued doing business with this single investor and began to develop its secondary marketing efforts with a wider range of investors. As a result, the secondary marketing effort is taking a longer period of time, resulting in both the loans and the warehousing facility remaining outstanding for a longer period of time. The Company's immediate focus is to finalize the sale of the existing loans so as to free up its financial resources.

As loans are purchased and/or funded in the future, the Company is significantly strengthening its underwriting criteria in order to meet the resale requirements of the greatest number of potential investors. This will mitigate the future risk that the Company would need to keep the mortgage loans on the warehousing facility for more than a 45-60 day period.

RESULTS OF OPERATIONS

SECOND QUARTER OF 1998 COMPARED TO THE FIRST QUARTER OF 1998

General and Administrative expenses were reduced by $317,000 from the first quarter of 1998 to the second quarter of 1998. These reductions were due primarily to the cancellation of an advertising campaign which existed in the first quarter, accompanied by a reduction in the use of consultants and in the hiring of non-essential staff until the Company completed the reevaluation of its loan underwriting policies and recommenced its purchase of new mortgage loans.

The Provision for Bad Debts improved by $289,000 during the second quarter of 1998 compared to the first quarter of 1998 as the company essentially discontinued the purchase of new mortgage loans.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

Gain on sale of mortgage loans decreased by $439,000 for the six months ended June 30, 1998 when compared to the comparable period of 1997. This is the direct result of the reduction in the purchase of new mortgage loans for resale.

Interest income and interest expense increased $480,000 and $456,000, respectively, for the six month ended June 30, 1998 when compared to the comparable period of 1997. The reason for both of these increases is the longer period of time which loans were held for sale during 1998.

General and Administrative expenses increased $434,000 for the six months ended June 30, 1998 when compared to the comparable period of 1997. The primary reason for this increase is the inclusion in 1998 of $315,000 of Sunport costs.

SECOND QUARTER OF 1998 COMPARED TO THE SECOND QUARTER OF 1997

Interest income and interest expense increased $362,000 and $259,000, respectively, for the quarter ended June 30, 1998 when compared to the comparable period of 1997. The reason for both of these increases is the longer period of time which loans were held for sale during 1998.

General and Administrative expenses increased $262,000 for the quarter ended June 30, 1998 when compared to the comparable period of 1997. The primary reasons for this increase is the inclusion in 1998 of $75,000 of Sunport costs and of $64,000 of increased consultant costs during the period of transition from previous to new management.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          On August 13, 1998, the Registrant amended its quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB for the period ended March 31, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibit 27 - Financial Data Schedule is attached.

          (b) On August 13, 1998, the Registrant amended its Current Report on Form 8-K filed March 15, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





August 17, 1998                         ARGENT CAPITAL CORPORATION
                                        (Registrant)

                                        By:  /s/ Christopher A. Millar
                                            -----------------------------------
                                            Christopher A. Millar, President