Form 10QSB
period 1998-09-30
ARGENT CAPITAL CORP
filed 1998-11-16
CIK 892833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-20702

                           ARGENT CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

              Nevada                                      88-0383765
--------------------------------------         --------------------------------
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

            Number of shares of the registrant's classes of common equity as of the latest practicable date (November 4, 1998): 2,125,460.

                           ARGENT CAPITAL CORPORATION

                               INDEX TO FORM 10QSB

          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998



                          PART 1. FINANCIAL INFORMATION

Item 1  -  Financial Statements:

           Consolidated Balance Sheets as of September 30, 1998 (unaudited)
           and December 31, 1997                                              3

           Consolidated Statements of Income for the Three Months and Nine
           Months Ended September 30, 1998 and 1998 (unaudited)               4

           Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 1998 and 1997 (unaudited)                            5

           Notes to the Consolidated Financial Statements for the
           Nine Months Ended September 30, 1998 (unaudited)                   6

Item 2  -  Management's Discussion and Analysis of Financial Condition,
           Results of Operations, Liquidity and Capital Resources            12

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Securities Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

                          PART 1. FINANCIAL STATEMENTS

(UNAUDITED)

                           ARGENT CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                            September 30,          December 31,
                                                                 1998                  1997
                                                             -----------           -----------
ASSETS
CURRENT ASSETS:
             Cash                                                445,031           $   407,147
             Accounts Receivable                                 437,597               119,247
             Mortgage Loans, held for sale                     6,838,011            14,035,194
             Notes Receivable                                    595,907               603,470
             Prepaid Expenses                                    117,234                 4,869
             Prepaid Income Taxes                                699,372               116,455
                                                             -----------           -----------
             TOTAL CURRENT ASSETS                              9,133,152            15,286,382
                                                             -----------           -----------

PROPERTY AND EQUIPMENT:
             Vehicle                                              65,312                47,624
             Furniture, Fixture and Equipment                  1,078,462               950,163
                                                             -----------           -----------
                                                               1,143,774               997,787
                                                             -----------           -----------
             Less: Accumulated Depreciation                      657,865               438,974
                                                             -----------           -----------
             TOTAL PROPERTY AND EQUIPMENT, NET                   485,909               558,813
                                                             -----------           -----------

Other Assets                                                     154,609                22,405
                                                             -----------           -----------
TOTAL ASSETS                                                 $ 9,773,670           $15,867,600
                                                             ===========           ===========

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
             Accounts Payable & Accrued Liabilities              996,715               399,925
             Warehouse Financing Facilities                    6,583,665            13,060,232
                                                             -----------           -----------
             TOTAL CURRENT LIABILITIES                         7,580,380            13,460,157
                                                             -----------           -----------

Deferred Income Tax Liability                                     69,577                62,328
Negative Goodwill and Other Deferred Credits                     339,999                    --
                                                             -----------           -----------
             TOTAL LIABILITIES                                 7,989,956            13,522,485
                                                             -----------           -----------

STOCKHOLDERS' EQUITY
             Common Stock, $.001 Par Value
             Authorized 10,000,000 shares
             issued 2,474,441 shares                               2,474               271,739
             Retained Earnings                                   134,710             1,245,115
             Treasury Stock, 13,333 shares                       (63,281)                   --
             Additional paid-in-capital                        1,709,811               828,261
                                                             -----------           -----------
             TOTAL SHAREHOLDERS' EQUITY                        1,783,714             2,345,115
                                                             -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 9,773,670           $15,867,600
                                                             ===========           ===========

SEE NOTES TO FINANCIAL STATEMENTS

                           ARGENT CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       For the Three Months                     For the Nine Months
                                                     Ended September 30, 1998                Ended September 30, 1998
                                             ---------------------------------         ---------------------------------
                                                 1998                  1997                1998                  1997
                                             -----------           -----------          -----------           -----------
REVENUES

Gain on sale of loans                        $     8,617           $ 2,537,665          $ 1,637,979           $ 4,606,439
Interest Income                                  133,433               238,729            1,058,293               683,914
Other Income (Expense)                            47,344                14,045               48,490                44,942
                                             -----------           -----------          -----------           -----------
TOTAL REVENUES                                   189,394             2,790,439            2,744,762             5,335,295
                                             -----------           -----------          -----------           -----------

EXPENSES
General & Administrative                       1,054,153             1,486,931            3,540,265             3,539,051
Provision for Bad Debts                           (3,827)                   --              163,321                    --
Interest                                         115,718                71,373              638,781               138,206
                                             -----------           -----------          -----------           -----------
TOTAL EXPENSES                                 1,166,044             1,558,304            4,342,367             3,677,257
                                             -----------           -----------          -----------           -----------

Earnings (Loss) before Income Tax               (976,650)            1,232,135           (1,597,605)            1,658,038

Provision for Income Taxes                      (514,000)              692,365             (514,000)              762,697

                                             -----------           -----------          -----------           -----------
NET INCOME ( LOSS )                          $  (462,650)          $   539,770          $(1,083,605)          $   895,341
                                             ===========           ===========          ===========           ===========


Earnings (Loss) per share (Note 6):
             Basic                           $     (0.19)          $      0.22          $     (0.44)          $      0.36
                                             ===========           ===========          ===========           ===========
             Diluted                         $     (0.19)          $      0.22          $     (0.44)          $      0.36
                                             ===========           ===========          ===========           ===========


SEE NOTES TO FINANCIAL STATEMENTS

                           ARGENT CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           For Nine Months
                                                                      Ended September 30, 1998
                                                                 -------------------------------------
                                                                     1998                     1997
                                                                 -------------           -------------
OPERATING ACTIVITIES
Net Income (Loss)                                                $  (1,083,605)          $     895,341
Adjustments
             Depreciation and Amortization                             218,891                 161,300
             (INCREASE)/DECREASE IN ASSETS:
                Mortgage Loans Purchased for Sale                  (37,858,049)            105,657,772
                Proceeds from sale of Mortgage Loans                44,566,232            (105,657,772)
                Accounts Receivable                                   (302,831)                 56,310
                Prepaid Income Taxes                                  (536,335)               (104,269)
                Prepaid Expenses                                      (112,365)                (28,617)
                Other Assets                                           (64,099)                 66,642
             INCREASE/(DECREASE) IN LIABILITIES:
                Accounts Payable & Accrued Liabilities                 491,294                 (79,724)
                Deferred Taxes                                              --                 565,475
                Valuation allowance on mortgage loans                  380,000                      --
                Other Deferred Assets                                    6,357                 (30,109)
                                                                 -------------           -------------
NET CASH GENERATED (USED IN) OPERATING ACTIVITIES                    5,705,490               1,502,349
                                                                 -------------           -------------

INVESTING ACTIVITIES
Purchase of Property and Equipment                                    (145,987)                 43,183
Sale of investment securities                                               --              (3,187,357)
Collection of Notes Receivable                                         151,585
                                                                 -------------           -------------
NET CASH GENERATED (USED IN) INVESTING ACTIVITIES                        5,598              (3,144,174)
                                                                 -------------           -------------

FINANCING ACTIVITIES
Proceeds from issuance of Notes Payable                                     --                 271,604
Net increase (decrease) in warehouse financing facility             (6,476,567)                     --
Cash from February 1998 merger                                         928,526                      --
Sullivan & Mock acquisition                                           (125,163)                     --
                                                                 -------------           -------------
NET CASH GENERATED (USED IN) FINANCING ACTIVITIES                   (5,673,204)                271,604
                                                                 -------------           -------------
Net increase (decrease) in Cash                                         37,884              (1,370,221)
Cash and Cash equivalents at beginning of period                       407,147                 841,697
                                                                 -------------           -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $     445,031           $    (528,524)
                                                                 =============           =============

SEE NOTES TO FINANCIAL STATEMENTS.

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES.

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements at September 30, 1998 include the accounts of Argent Capital Corporation, a corporation organized in the State of Nevada, and its majority-owned subsidiaries (collectively, the "Company"). The subsidiaries include Argent Mortgage Corporation (previously known as Clearview Capital Corporation), Sullivan and Mock Corporation of Nevada (Sullivan and Mock) and Sunport Medical Corporation (USA). Sullivan and Mock was acquired on August 31, 1998 pursuant to a stock purchase agreement. All significant inter-company accounts and transactions have been eliminated in consolidation.

Prior to February 27, 1998, the Company operated as Sunport Medical Corporation, a company organized in British Columbia. On February 27, 1998, Argent Capital Corporation merged with Sunport Medical Corporation. On that same date, immediately following the merger, the Company acquired all of the outstanding common shares of Argent Mortgage Corporation from Clearview Holding Corporation, S.A. ("CHC") by issuance of a sufficient number of shares of the Company's common stock to give CHC a 75% interest in the common stock of the Company immediately following the acquisition. This transaction (the "Merger") is described in detail in the Company's Form 8-K filed in March 1998. The percentage interest of CHC in the Company's common stock outstanding has been reduced to approximately 65% pursuant to adjustments provided for in the Stock Purchase Agreement due to changes in the financial condition of Clearview Capital Corporation after the closing.

Following the Merger, Argent Capital Corporation is the surviving legal entity. However, in the accompanying financial statements, all historical information prior to the Merger represents only the Argent Mortgage Corporation accounts, as that is the surviving company for accounting purposes.

CHANGE IN ACCOUNTING YEAR
Effective December 31, 1997, the Company elected to change its year-end from September 30 to December 31 to coincide with the year-end of Clearview Capital Corporation.

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

NOTE 2. NOTES RECEIVABLE

The Company has Notes Receivable totaling approximately $595,907 in principal amount outstanding at September 30, 1998. This amount consists of the following:

         Note secured by real estate                         $ 495,907
         Note due from retail mortgage company                 100,000
                                                               -------
                                                             $ 595,907

The note secured by real estate bears interest at 7% compounded annually, and is due on demand. The note due from the retail mortgage company bears simple interest at 9% per annum and all principal and interest accrued becomes due on February 1, 1999.

The shareholders of the retail mortgage company have also granted to the Company a one year option to purchase 100% of the common stock of the debtor for a sum based on five times the 1998 after tax earnings of the debtor.

The Company expects that as of November 18, 1998, it will consummate a sale of both of these notes receivable to a third party for total cash consideration of $250,000, of which $75,000 is for the purchase of the note due from retail mortgage company and $175,000 for the purchase of the Note secured by real estate. The loss of approximately $327,000 from the sale of the note secured by real estate is resulting in a reduction in the number of shares of Company common stock issued to CHC pursuant to the Stock Purchase Agreement which closed on February 27, 1998. After adjusting for such loss, together with other post-closing adjustments for other losses (as defined in the Stock Purchase Agreement) thus far realized after the closing, CHC's percentage ownership of the Company will have been reduced from 75% to approximately 65%.

NOTE 3. WAREHOUSE FINANCING FACILITIES

In October 1997, the Company obtained a $15,000,000 revolving warehouse financing facility under which the Company may borrow, repay, and reborrow funds. Interest under the facility is charged at a floating rate of LIBOR plus 2%. The agreement requires payment of a warehousing fee in advance, as well as require Argent Mortgage Corporation to maintain a certain minimum level of tangible net worth. Borrowings under the facility are covered by a security interest in certain mortgage loans towards which the advances were made. This warehouse financing facility is due on July 31, 1998, but is subject to continuing renewals under an indefinite series of available 3-month extensions. The facility currently requires that payment is due from the receipt of 100% of the funds from the sale of the underlying collateral mortgage loans. As of September 30, 1998, the outstanding balance on this line was $2,562,136.

The Company has breached certain covenants under this line and no additional advances are being made under this facility. As the loans that are pledged under this agreement are sold the facility is being liquidated. The provider of the facility continues to work with the Company to liquidate the debt.

In June 1998, the Company obtained a new facility. This facility bears interest at rates ranging from 2-4% over prime, depending upon the security position of the collateral mortgages being warehoused. The outstanding balance on this facility as of September 30, 1998 was $3,156,450.

In conjunction with the acquisition of Sullivan & Mock the Company assumed a warehouse facility. The balance of the facility at September 30, 1998 was $865,079. This facility has subsequently been paid off.

NOTE 4. COMMON STOCK

The Company has issued stock options at fair value to certain directors and employees which vest upon issuance and expire five years from issuance. The transactions for the period ended September 30, 1998 are summarized as follows and have been adjusted for the Company's 30 to 1 reverse split that was effective February 27, 1998:


                            Shares Subject
    Outstanding At             to Option            Option Price         Weighted Avg
                                                                        Exercise Price
-----------------------     ----------------     ------------------     ----------------
  09/30/97 & 12/31/97               55,000        $4.50 and $4.80           $4.50
                            ================


At September 30, 1998, 55,000 options were exercisable and the weighted average remaining contractual life was 34 months.

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

                                                         For the nine month period ended 09/30/98:
                                             ----------------------- --------------------- ---------------------
                                                     (Loss)                 Shares            Loss Per Share
                                             ----------------------- --------------------- ---------------------
Net Loss                                          $<1,597,605>
                                             =======================
Basic EPS
Loss available to shareholders                    $<1,597,605>
                                                                          2,474,441              $<.65>
Effect of Dilutive Securities                                                N/A
Options                                                                      N/A
                                             ----------------------- --------------------- ---------------------
Diluted EPS
Loss available to common share-
  holders plus assumed conversions                $<1,597,605>            2,474,441              $<.65>
                                             ======================= ===================== =====================

Options to purchase 46,667 shares of common stock at $4.50 and 8,333 shares of common stock at $4.80 were outstanding during the period presented but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                                For the nine months ended 09/30/97:
                                             ------------------------ -------------------- ---------------------
                                                     Income                 Shares          Earnings Per Share
                                             ------------------------ -------------------- ---------------------
Net Income                                        $1,143,606
                                             ========================
Basic EPS
Earnings available to shareholders                $1,143,606              2,474,441              $ .46
Effect of Dilutive Securities
                                             ------------------------ -------------------- ---------------------
Diluted EPS
Earnings available to common
 shareholders plus assumed conversions            $1,143,606              2,474,441              $ .46
                                             ======================== ==================== =====================

The period presented for the nine months ended September 30, 1997 pertains only to Argent Mortgage Corporation. There were no dilutive securities outstanding for this period for Argent Mortgage Corporation.

NOTE 7. CONTINGENCIES.

A malpractice suit filed against two of the Company's former subsidiaries on March 8, 1996 was mediated on July 16, 1997 with no resolution of the claim. This lawsuit claims damages in excess of the minimum jurisdictional limits and is being handled by the Company's malpractice carrier. A court date had been scheduled for October 5, 1998, but the case was settled on or about October 1, 1998 without material liability of the Company.

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

NOTE 8. NASDAQ LISTING

As indicated in the Company's December 31, 1997 10-KSB, the Company was informed by The NASDAQ Stock Market that the Company is not in compliance with the new standards required for maintaining continued listing or an initial listing on The NASDAQ SmallCap Market. On March 26, 1998 the Company filed a request for an exception to the listing requirements. By letter dated July 20, 1998, NASDAQ's Listings Qualification Panel (the "Panel") notified the Company that, subject to the Company's right to appeal, the Panel had determined to delist the Company's securities from the SmallCap Market. The Company timely filed such an appeal and requested an oral hearing at which it was given the opportunity to present written and oral evidence supporting its ability to regain and maintain compliance with all applicable listing requirements. The oral hearing was held on September 2, 1998 in Washington, D.C. and management made a comprehensive presentation, including a new business plan and a specific timetable for regaining compliance with NASDAQ listing requirements. The Company was notified on October 27, 1998 that the Panel determined to delist the Company's securities from the NASDAQ Stock Market effective the close of business on that date. The Company has additional appeal rights which may, if pursued, may affirm, modify, reverse, dismiss or remand the decision to a Panel.

NOTE 9.  PURCHASE OF SULLIVAN AND MOCK


On July 31, 1998 the Company acquired all of the outstanding stock of Sullivan and Mock for $400,000. Sullivan and Mock is a mortgage banking company-doing business in Nevada. The transaction is being accounted for as a purchase and the assets acquired and liabilities assumed in conjunction with this transaction are summarized below:

Cash                                  $ 274,000
Mortgage Loans Held For Sale            743,000
Other Assets                             13,000
Warehouse Financing Facility           (717,000)
Other Liabilities                       (36,000)
                                      ---------
      Net assets purchased            $ 277,000
                                      =========

In conjunction with the acquisition, Sullivan and Mock's warehouse line was terminated and the line was subsequently paid off.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW.

The accompanying financial statements include the accounts of Argent Capital Corporation, a corporation organized in the state of Nevada, and its majority-owned subsidiaries (collectively, the "Company"). The subsidiaries include Argent Mortgage Corporation (previously known as Clearview Capital Corporation), Sullivan and Mock Corporation (Sullivan and Mock) and Sunport Medical Corporation (USA). All significant intercompany accounts and transactions have been eliminated in consolidation. Sullivan and Mock was acquired on August 31, 1998 pursuant to a stock purchase agreement.

Prior to February 27, 1998, the Company operated as Sunport Medical Corporation, a company organized in British Columbia. On February 27, 1998, Argent Capital Corporation merged with Sunport Medical Corporation. On that same date, immediately following the merger, the Company acquired all of the outstanding common shares of Argent Mortgage Corporation from Clearview Holding Corporation, S.A. ("CHC") pursuant to the Stock Purchase Agreement dated December 17, 1997 by and among those parties (the "Stock Purchase Agreement") by issuance of a sufficient number of shares of the Company's stock to give CHC a 75% interest in the common stock of the Company immediately following the acquisition. This transaction (the "Merger") is described in detail in the Company's Form 8-K filed March 1998. The percentage interest of CHC in the Company's common stock outstanding has been reduced to approximately 65% pursuant to adjustments provided for in the Stock Purchase Agreement due to changes in the financial condition of Clearview Capital Corporation after the closing.

Following the Merger, Argent Capital Corporation is the surviving legal entity. However, in the accompanying financial statements, all historical information prior to the Merger represents only the Argent Mortgage Corporation accounts as that is the surviving company for accounting purposes.

LIQUIDITY AND FINANCIAL RESOURCES

The Company's cash and equity positions were both improved by the Merger. The effects of the Merger are described in more detail under Financial Position, below. The Company believes that cash from operations and borrowings will not be sufficient to fund the strategic plan discussed below and management is actively seeking new investors to infuse new capital. In addition the recent upheaval in the financial markets has made it more difficult to sell high-loan-to-value and sub-prime loans. As result the Company has curtailed its purchase of high-loan-to-value-loans and is evaluating whether to curtail the purchase of sub-prime loans.

During August 1998 the Company has completed a comprehensive strategic and business plan for the year. Critical to the execution of such plan is the continuing upgrading of the managerial team. The Company has employed two key managers: an Executive Vice President of Marketing and a Chief Operations Officer. These managers possess a considerable depth of knowledge and experience in their areas of responsibility and will be key in the execution of the Company's plan. Gary Meek, Chief Financial Officer and director of the Company, resigned effective October 30, 1998 to pursue other opportunities.

FINANCIAL POSITION

SEPTEMBER 30, 1998 COMPARED TO JUNE 30, 1998

The Company's cash was reduced by $332,000 from June 30, 1998 to September 30, 1998 due primarily to the loss from operations of $977,000. The warehouse line for the Company's high-loan-to-value loans has been terminated. As the high-loan-to-value loans are sold the warehouse line is reduced. The remaining high-loan-to-value loans and the related warehouse facility are expected to be liquidated by the end of 1998.

The Company has discontinued the purchase of high-loan-to-value loans and has focused on the purchase and sale of single family sub-prime loans as well as VA/FHA and conventional loans. However, as discussed above, due to the upheaval in the financial markets the Company is evaluating whether to curtail the purchase of sub-prime loans. During the third quarter 1998 Mortgage Loans Held for Sale increased by $679,000, while the Warehouse Financing Facilities increased by $1.2 million.

SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

The Company's cash balance increased by $445,000 from September 30, 1997 to September 30, 1998 as a result of the Merger during the first quarter of 1998. The merger contributed $928,000 to the Company's cash balances. The difference is primarily a result of the negative cash flow from operations during the quarter ended September 30, 1998.

The Company's Mortgage Loans Held for Sale and the outstanding balance on the Warehouse Financing Facility have increased by $3.7 million and $5.1 million, respectively, from September 30, 1997 to September 30, 1998. This increase is the direct result of the change in the Company's primary method of loan resale during the latter part of 1997. Prior to that time, the majority of the Company's loans were purchased in the secondary market by a single investor, who accepted the majority of the Company's loans almost immediately upon funding. In late 1997, the Company discontinued doing business with this single investor and began to develop its secondary marketing efforts with a wider range of investors. As a result, the secondary marketing effort is taking a longer period of time, resulting in both the loans and the warehousing facility remaining outstanding for a longer period of time.

The Company's warehouse facility for high loan to value loans has been terminated. This warehouse facility is being liquidated as the high-loan-to-value loans are sold. The remainder of the high-loan-to-value loans should be sold and the related warehouse facility paid off by the end of 1998.

At September 30, 1997 the Company had a $1.7 million receivable from the primary investor in the Company's loans. This account was subsequently settled and there is not a comparable receivable as of September 30, 1998.

RESULTS OF OPERATIONS

THIRD QUARTER OF 1998 COMPARED TO THE SECOND QUARTER OF 1998

Gain on sale of loans decreased $828,000 from the second quarter of 1998 to the third quarter of 1998. The decrease is due primarily to the upheaval in the financial markets which caused the Company to discontinue the purchase and sale of high-loan-to-value loans. The lack of liquidity in the secondary market has also caused a reduction in the spreads that may be realized on the sale of loans. Interest income decreased $314,000 during the period due to the decrease in the average balance of mortgage loans held for sale. The decrease in interest income was partially offset by the decrease in interest expense resulting from the decrease in the average balance of the warehouse financing facilities.

An income tax benefit of $514,000 was recognized in the third quarter of 1998; no benefit was recognized in the second quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Gain on sale of mortgage loans decreased by $3.0 million for the nine months ended September 30, 1998 when compared to the comparable period of 1997. This is the direct result of the reduction in the purchase and sale of mortgage loans as discussed above.

Interest income and interest expense increased $311,000 and $539,000, respectively, for the nine months ended September 30, 1998 when compared to the comparable period of 1997. The reason for both of these increases is the longer period of time which loans were held for sale during 1998 which was partially offset by the reduction in mortgage loans held for sale and the mortgage financing facilities during 1998.

General and Administrative expenses increased $378,000 for the nine months ended September 30, 1998 when compared to the comparable period of 1997. The primary reasons for this increase is the inclusion in 1998 of $315,000 of Sunport costs and the acquisition of Sullivan and Mock which resulted in a $29,000 increase in 1998.

A provision for bad debts of $163,000 was recorded in 1998, there was no bad debt provision booked for the comparable period in 1997.

An income tax benefit of $514,000 was recognized in the nine months ended September 30, 1998 as a result of the pre-tax loss for the period. A tax provision of $944,000 was recorded for the nine months ended September 30, 1997 as a result of the pre-tax income of $2.1 million.

THIRD QUARTER OF 1998 COMPARED TO THE THIRD QUARTER OF 1997

Gain on sale of mortgage loans decreased by $2.5 million for the third quarter of 1998 when compared to the comparable period of 1997. This is the direct result of the reduction in the purchase and sale of mortgage loans as discussed above.

Interest income decreased $168,000 and interest expense increased $83,000, respectively, for the quarter ended September 30, 1998 when compared to the comparable period of 1997. The reason for the decrease in interest income is the decrease in the average balance of mortgage loans held for sale. The increase in interest expense is the longer period of time which loans were held for sale during 1998 which was caused by the change in investors during 1997.

An income tax benefit of $514,000 was recognized in the quarter ended September 30, 1998 as a result of the pre-tax loss for the period. A tax provision of $874,000 was recorded for the nine months ended September 30, 1997 as a result of the pre-tax income of $1.7 million.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Royangrove Limited v. Nuova Arca (Investments) Limited and Argent Capital Corporation . Plaintiff filed this action in the United States District Court, Central District of California, Case No. 98-7223 SVW (RZx), on September 3, 1998. The complaint is stated in a single claim for relief for breach of contract alleging that Nuova-Arca Investments Limited ("Nuova-Arca") executed a $750,000 promissory note in plaintiff's favor and that Nuova-Arca failed to perform. Plaintiff further alleges that the repayment obligation was to have been secured by an unspecified number of shares of common stock of Sunport Medical Corporation, Clearview Capital Corporation and/or the Company. The Company has never been a party to any promissory note in favor of plaintiff and therefore the Company does not believe there exists a significant risk of loss. The Company has answered the complaint, denying all material allegations, and has requested an award of its attorneys' fees under Rule 11 of the Federal Rules of Civil Procedure which authorizes such awards in cases of litigation brought in bad faith.


ITEM 2. CHANGES IN SECURITIES

           None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

           None.

ITEM 5. OTHER INFORMATION

           None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 16, 1998                ARGENT CAPITAL CORPORATION
                                 (Registrant)

                                 By:
                                 /s/ Christopher A. Millar
                                 ----------------------------------------------
                                 Christopher A. Millar, President