Form 10KSB
period 1998-12-31
ARGENT CAPITAL CORP
filed 1999-05-03
CIK 892833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

     [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                        COMMISSION FILE NUMBER 000-20702

                           ARGENT CAPITAL CORPORATION
           (Name of Small Business Issuer as Specified in Its Charter)

                 NEVADA                                88-0383765
      (State or Other Jurisdiction                  (I.R.S. Employer
    of Incorporation or Organization)              Identification No.)

          1801 WEST END AVENUE,
        SUITE 1110, NASHVILLE, TN                         37203
 (Address of Principal Executive Offices)              (Zip Code)

         Issuer's Telephone Number, Including Area Code: (615) 345-6200

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

      Check whether the issuer: (i) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

      Revenues from continuing operations for fiscal year ended December 31, 1998 were $170.

      As of April 16, 1999, there were issued and outstanding 8,282,702 shares of the Registrant's Common Stock. The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant, computed by reference to the closing common stock price of $5.25 on the OTC Bulletin Board as of April 16, 1999, and comprised of 1,102,812 voting common shares, was $5,789,763.00.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None

      Transitional Small Business Disclosure Format (check one):

                              YES [ ]    NO [X]

                           ARGENT CAPITAL CORPORATION

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
                                     PART I

Item 1.  Description of Business                                               4
Item 2.  Description of Properties                                             7
Item 3.  Legal Proceedings                                                     7
Item 4.  Submission of Matters to a Vote of Security Holders                   8

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters                                                             8
Item 6.  Plan of Operation                                                     9
Item 7.  Financial Statements                                                 11
Item 8.  Changes In and Disagreements With Accountants on Accounting and
           Financial Disclosure                                               11

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons         11
Item 10. Executive Compensation                                               12
Item 11. Security Ownership of Certain Beneficial Owners and Management       13
Item 12. Certain Relationships and Related Transactions                       14
Item 13. Exhibits and Reports on Form 8-K                                     15

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Argent Capital Corporation (referred to alternately as "ACC," the "Company" or the "Registrant") is the successor-in-interest to the business previously conducted by Sunport Medical Corporation ("Sunport"). At February 27, 1998, ACC became a holding company as a result of a reverse merger with Clearview Capital Corporation ("Clearview"), a California corporation engaged in a mortgage banking business. All references to the Company prior to February 27, 1998 refer only to Sunport, unless the context otherwise requires. The background of the Company's earlier businesses and how it evolved to its current business are described in greater detail below under the heading "History of Business."

         The Company's primary businesses are the marketing of financial services and internet advertising, both directly and through its key operating subsidiaries, Argent Financial Services ("AFS") and the recently-acquired NetVoucher, Inc. ("NetVoucher"). The headquarters of ACC and AFS are located in Nashville, Tennessee, and NetVoucher is located in Birmingham, Alabama. AFS has access to independent sales representatives across the nation who are engaged in, among other things, sales of insurance and other financial products. NetVoucher has developed a proprietary internet advertising product that provides local merchants with an internet presence and provides local merchants with the opportunity to advertise and reach potential customers through a website location on the internet.

         As described in the following paragraphs, the Company has had other operating subsidiaries engaged in other businesses, including medical diagnostic imaging and mortgage banking, but at this time such operations do not contribute to the current and future operations of the Company.

FORWARD-LOOKING STATEMENTS

         "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This Form 10-KSB contains forward-looking statements that are subject to risks and uncertainties, including but not limited to, changes in economic conditions in the Company`s market areas, changes in policies by regulatory agencies, changes in the programs and products offered by the businesses whose programs and products it offers, the impact of competitive products and services, risks relating to the demand for the products and services offered by the Company and its subsidiaries, the ability of the Company and its subsidiaries to manage the marketing services, sales of insurance products and other products and services they offer, general economic conditions and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on forward-looking statements since there can be no assurances about the extent and nature of the various risk factors referred to above. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, the Company.

HISTORY OF REGISTRANT'S BUSINESS

         EARLY OPERATIONS. The Company was originally incorporated under the laws of British Columbia in 1989 as Newport Metals Corporation, and was involved in the mining industry until 1992 when it changed its legal name to Sunport Medical Corporation and entered the diagnostic imaging segment of the medical services industry. Although it was involved in the medical imaging businesses from 1992 through 1996, Sunport encountered difficulties in those businesses, due to significant regulatory changes and increased competition, and was actively engaged in restructuring and divesting itself of various business units between 1992 and 1996. As part of its process of restructuring and repositioning its businesses, Sunport completed several transactions, including the following, among others:

         In March, 1996, Sunport sold all physical therapy assets (excluding accounts receivable) associated with three of its physical therapy centers for $801,000 cash, entered into a Non-Competition Agreement and concurrently ceased operations of the remaining physical therapy centers.

         In September, 1996, 7,000,000 of Sunport's common shares previously issued to its former management company in a private placement were returned as part of a Settlement Agreement with the former management company and its related parties. Also, 500,000 of Sunport's common shares previously held by the Chairman of the former management company were returned to Sunport as part of the Settlement Agreement. These returned shares were held by Sunport as Treasury Stock until September 11, 1997, when Sunport canceled 7,000,000 of the returned shares. In November 1997 the authorized capital of the Company was reduced to 93,000,000.

         In October, 1996, Sunport sold substantially all of the assets of its diagnostic imaging subsidiaries to U.S. Diagnostic, Inc. pursuant to an Asset Purchase Agreement.

         In July, 1997, Sunport sold all of its accounts receivable for $750,000 cash under the terms of an Accounts Receivable Purchase Agreement with Natco Industries, Inc. ("Natco"). Natco also assumed all of the personnel and liabilities associated with Sunport's billing and collection operation.

         THE ACQUISITION OF CLEARVIEW. After completing the divestiture of its medical business in October, 1996, management sought to enter a more profitable business and commenced investigating acquisition opportunities. Sunport initially attempted to find a medical business to acquire or merge with but was unsuccessful at identifying another business of the right size, or that was otherwise sufficiently attractive as an acquisition or merger candidate, on terms that were acceptable. After considering various possible acquisitions, in mid-1997 Sunport entered into discussions with Clearview Holdings Corporation, S.A. ("CHC") regarding the possible acquisition of Clearview, CHC's wholly-owned subsidiary which Sunport believed to be an historically profitable, California-based residential mortgage banking operation. The management of Sunport expected the acquisition of Clearview to provide an income stream and growth potential that management believed was high in relation to the amount of invested capital. Management also believed that a mortgage banking operation would attract higher market price-earnings ratios over the course of time.

         In December, 1997, Sunport entered into an agreement to purchase all of Clearview's capital stock in exchange for Sunport issuing to CHC shares of newly-issued Sunport common stock in an amount representing 75% of Sunport's then-outstanding common stock at the closing of the purchase. At Sunport's Annual Meeting of Shareholders held in January, 1998, the shareholders approved the proposal to acquire Clearview and several other proposals related to the consummation of the purchase, including the accomplishment of a one-for-thirty reverse stock split, an increase in Sunport's authorized capital to 100 million common shares, a change of Sunport's legal domicile from British Columbia, Canada to Nevada, and the merger of Sunport into a newly-formed, wholly-owned subsidiary incorporated in Nevada named "Argent Capital Corporation". The reverse merger was consummated on February 27, 1998 when Sunport was merged into ACC and the number of outstanding shares of the Company was reduced on a one-for-thirty basis. On the same date, the acquisition of Clearview was consummated, and the Company issued to CHC shares representing 75% of all the Company's common shares then-outstanding upon the issuance. At that time, ACC succeeded to the listing of Sunport on the NASDAQ SmallCap Market and began trading under its new symbol "ACCT". For accounting purposes, ACC was the surviving corporation of the merger and recorded the transaction and the acquisition of Clearview as a purchase. In June, 1998, the name of Clearview was changed to Argent Mortgage Corporation ("AMC").

         THE ACQUISITION OF SULLIVAN AND MOCK. In August, 1998, the Company acquired, for approximately $402,000 in cash, all of the outstanding capital stock of Sullivan and Mock, a mortgage banking company doing business in Nevada. The Company believed the acquisition was strategically well placed in relation to its projected operations through AMC's residential mortgage banking business in California. The Sullivan and Mock transaction was accounted for as a purchase and the assets acquired and the liabilities assumed in conjunction with this transaction are summarized in the accompanying Statements of Cash Flows.

         THE MORTGAGE BANKING BUSINESS. Commencing approximately in August, 1998 and largely to a sudden rise in interest rates in certain fixed income markets, connected with economic disruptions overseas, the secondary market for pooled mortgage loans, including residential mortgage loans, encountered a substantial downturn which worsened over the ensuing months. This caused great instability in the secondary mortgage markets and many investors and intermediaries previously engaged in purchasing and selling residential mortgage loans ceased operations. AMC acquired loans from correspondent originators throughout the country and in turn re-sold such loans to other entities engaged in the business of packaging larger blocks of mortgages and in turn re-selling them to investors and other secondary market sources. When the secondary markets became unstable, the investors to whom AMC sold mortgages refused to purchase additional mortgages, in large part due to their inability to themselves re-sell such mortgages. As a result, AMC's inability to sell to such investors and intermediaries left loans on the books of AMC for a considerably longer time than had been planned. As a result, AMC encountered difficulties in repaying credit facilities from "warehouse" lenders, which were in the business of extending relatively short-term credit to loan originating entities, such as AMC, and which facilities allowed AMC to purchase residential mortgage loans from correspondents for resale into the secondary mortgage market.

         These difficulties caused AMC to fall into non-compliance with its repayment obligations on such facilities, and AMC's warehouse lending facilities were terminated in the fourth quarter of 1998 with balances outstanding. In March, 1999, AMC and the Company entered into settlement agreements with its warehouse lenders. Under the settlement agreements, the Company paid $325,000 in cash and transferred its ownership interests in mortgage loans totaling approximately $3,186,000 as payment for the balance due of approximately $3,105,000 plus accrued interest under the warehouse facilities.

         In the fourth quarter of 1998, the Company determined that the mortgage banking business no longer fit its strategic plan and, as such, decided to discontinue its mortgage banking activities. The mortgage banking business is reported as a discontinued operation for all periods presented. In conjunction with the discontinuance of the mortgage banking business, Sullivan & Mock was closed as of

February 15, 1999. The goodwill related to the acquisition of Sullivan & Mock was charged to discontinued operations as of December 31, 1998. The negative goodwill related to the reverse merger between Clearview and the Company was credited to discontinued operations as of December 31, 1998.

THE COMPANY'S CURRENT OPERATIONS

         FORMATION AND DEVELOPMENT OF ARGENT FINANCIAL SERVICES, INC.

         AFS, a wholly owned subsidiary of the Company, was formed in June, 1998. AFS will market the Company's proprietary state-of-the-art software system known as Argent Quest for Success ("AQS"). The AQS multi-media advanced consumer education and success implementation software has a total of eight modules. These modules address risk and asset management concerns and provide strategies on wealth building, debt elimination, insurance needs, estate planning, home mortgage, basic budgeting, tax savings and dream achievement. It is expected that AQS will also provide consumers numerous on-line benefits, including shopping, Internet banking and stock trading, and other special Internet tools.

         AFS will market its products through a multi-level marketing organization, which will operate nationally. Consumers will be introduced to AQS by insurance agents in the comfort of their home. The insurance agents will access the AQS proposal system through the internet utilizing laptop computers. The AQS system will illustrate the effects of repositioning the homeowners' equity for accelerated growth, rather than in a form with no or limited possibilities for a return on such equity. AQS is expected to be launched during the latter half of 1999. The AQS system is believed to be unique and, when combined with a proprietary compensation program, is expected to give AFS a competitive advantage.

         AFS is in final negotiations with an insurance company partner to provide life, health, disability, long-term care and annuity products. AFS is also in discussions with a potential banking partner to provide on-line banking services to its customer base.

         Many of the states in which AFS will be doing business require that the insurance agents be licensed. AFS is in the process of applying for and obtaining all licenses required. In addition, certain products that will be offered by AFS require various governmental and legal approvals and all such necessary approvals will be obtained before the products are marketed.

         Additional information regarding the plan of operation for AFS is set forth below in Item 6 under the heading "Plan of Operation."

         ACQUISITION OF NETVOUCHER, INC.

         On April 12, 1999, the Company acquired NetVoucher, Inc. ("NetVoucher") following negotiations and planning which had been ongoing for some months. NetVoucher was an Alabama corporation engaged in the development of internet commerce software and merchandising programs. NetVoucher was acquired through a merger of NetVoucher with and into Argent Security Corporation ("ASC"), a previously inactive, wholly-owned Nevada subsidiary of the Company. Although ASC was the surviving corporation in the merger, it will continue business under the name NetVoucher, Inc. The transaction was consummated pursuant to a Stock Purchase Agreement, dated March 12, 1999, entered into by the Company, Optimize, Inc. ("Optimize"), a major shareholder of NetVoucher, and the other shareholders of NetVoucher (the "NetVoucher Agreement"). The NetVoucher Agreement contained representations, warranties, conditions and covenants of the parties typical for transactions of this type.

         In consideration for all of the shares of NetVoucher, the shareholders of NetVoucher received on the closing date, pro rata (i) 2,000,000 newly-issued, unregistered common shares of the Company, (ii) ten-year options to purchase up to 1,000,000 additional shares of the Company at an exercise price of $.25 per share, and (iii) ten-year options to purchase up to 1,000,000 shares of the Company at an exercise price of $25.00 per share. Additionally, as part of the consideration for the purchase, the following individuals received additional ten-year stock options to purchase up to the following numbers of common shares of the Company, James L. Thompson II, 450,000 shares; P. Micheal Davidson, 450,000 shares; Mark E. Hoffman, 50,000 shares; Daniel Davidson, 50,000 shares. The number of all of the foregoing options and their exercise prices per share is subject to adjustment in the event of any stock split, stock dividend or similar adjustment to the capital stock of the Company.

         As further consideration, within 60 days following the second anniversary of the closing date, the Company will pay, pro rata to the former Class A shareholders of NetVoucher, consideration in the amount of 30% of the value of NetVoucher at that time, as determined by a business valuation expert to be mutually agreed upon. At the option of the Company, this consideration may be all cash, or a combination of cash and stock composed of at least 50% cash. In the event that the Company sells NetVoucher before the second anniversary of the closing date, it must pay the former Class A shareholders of NetVoucher 30% of the gross proceeds of such sale.

         In connection with the acquisition, the Company also executed a Management Information Systems Contract with Optimize providing for Optimize, Inc. to render continuing systems development, support and integration to NetVoucher over at least a three-year period, and to receive 10% of all gross revenues derived by NetVoucher over a ten-year period from use of the NetVoucher internet advertising and marketing system.

         The NetVoucher Agreement further requires the Company to file a registration statement with the Securities and Exchange Commission with respect to the 2,000,000 shares issued in connection with the purchase of NetVoucher, as soon as practicable after the closing date, provided, however, that such registration is in conjunction with a public offering by the Company of newly-issued common stock or other securities and that other holders of unregistered securities are also permitted to register their securities at such time. Two former senior officers and directors of NetVoucher, or persons nominated by them and acceptable to the Company, are expected to be appointed to the Board of Directors of the Company.

         Additional information regarding the plan of operation of NetVoucher is set forth below in Item 6 under the heading "Plan of Operation."

         EMPLOYEES. At December 31, 1998, the Company had 5 employees in continuing operations and 11 employees in discontinued operations.

ITEM 2. DESCRIPTION OF PROPERTY

         As of December 31, 1998, the Company conducted business through its Nashville office. The Huntington Beach, California and Las Vegas, Nevada offices were closed during the first quarter of 1999 in conjunction with discontinuing its mortgage banking activity.

                                     Leased or   Original Year    Date of Lease         Net Book Value
Location                               Owned        Leased         Expiration      of Leasehold Improvements
--------                             ---------   -------------    -------------    -------------------------
Corporate Headquarters and Argent      Leased        1994           3/31/99(1)                $0(2)
Mortgage Corporation
101 Main Street,
Huntington Beach, CA

Sullivan & Mock                        Leased        1998(3)        2/15/99(4)                  --
1840 East Sahara
Suite 106,
Las Vegas, NV

Argent Financial Services              Leased        1998                  (5)                  --
1801 W. End Ave., Suite 1110
Nashville, TN

(1)-Lease terminated as of 3/31/99

(2)-Leasehold improvements were written off in conjunction with the termination of the lease.

(3)-Sullivan & Mock was acquired on 8/31/98

(4)-Sullivan & Mock vacated the space on 2/15/99

(5)-Lease is month to month

As of March 31, 1999, the Company terminated the leases on its Huntington Beach, California location. The termination agreement required the Company to pay rents due through March 31, 1999. The landlord waived all obligations under the leases subsequent to the effective date of the termination.

ITEM 3. LEGAL PROCEEDINGS

         The Company is party to certain legal proceedings incidental to its business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material adverse effect on the Company's business or financial condition. Set forth below is a summary description of a pending lawsuit involving the Company.

         ARGENT CAPITAL CORPORATION V. CLEARVIEW HOLDING CORPORATION S.A. -- Orange County Superior Court, Case No. 805225. This case arises from the consummation of the reverse merger by which the Company acquired Clearview (now known as "Argent

Mortgage Corporation") from CHC. This suit, filed on February 4, 1999, seeks to rescind the acquisition of Clearview based upon fraud by CHC in connection with the Stock Purchase Agreement, dated December 19, 1997, pursuant to which the Company acquired Clearview. The Company alleges, among other things, that CHC knowingly made certain false representations concerning the financial condition, assets and records of Clearview. The Company is seeking rescission of the purchase and cancellation of the shares of the Company acquired by CHC as consideration for the sale of Clearview to the Company. (Originally, at the closing of the transaction in February, 1998, 1,845,831 shares were due to be issued to CHC. However, due to errors and misstatements contained in documents delivered in connection with the Stock Purchase Agreement, the number of ACC shares issued to CHC was reduced to 1,493,631 and a stock certificate for that number of shares was issued to and accepted by CHC in or about July, 1998.) On February 20, 1999, the Company served the complaint on CHC by serving Mr. Pieter
G. K. Oosthuizen, a former director and a current beneficial shareholder of the Company. Mr. Oosthuizen has represented himself to be in control of Nuova Arca Investments, Ltd., the corporation that owns 100 per cent of the shares of CHC. CHC has not yet answered the Complaint. If the Company is successful in rescinding the transaction, the shares of Clearview would be ordered returned to CHC and the shares of the Company now held by CHC would be ordered cancelled or returned to the Company for cancellation.

         The Company has also notified CHC, in accordance with the terms of the Stock Purchase Agreement, that the Company has suffered Loss (as that term is defined in the Stock Purchase Agreement) in the amount of $1,679,005 and that based on the adjustment formula set forth in the Stock Purchase Agreement, the number of ACC common shares issued to CHC as of the closing date of the purchase of Clearview should be further reduced to 488,406 shares from 1,493,631 shares. The Company has demanded that CHC surrender its stock certificate so that the appropriate adjustment can be made. CHC has requested supporting documentation for the Loss claimed and the Company is in the process of providing such supporting documentation to CHC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of December 31, 1998 and currently, the Company's Common Stock was, and is, traded on the OTC Bulletin Board ("OTCBB") under the trading symbol "ACCT".

         The following tables set forth the high and low bid prices for the Common Stock trading on National Association of Securities Dealers Automated Quotation System ("NASDAQ") and OTCBB for the previous two fiscal years. These tables are based on transaction data as reported by NASDAQ and OTCBB:

                                         U.S. Currency
                                 ----------------------------
                                  High                   Low
                                 ------                 -----
FISCAL YEAR ENDED 12/31/97:
          First Quarter          $7.50                 $2.81
          Second Quarter          6.52                  2.81
          Third Quarter           4.69                  2.81
          Fourth Quarter          5.62                  1.88

                                         U.S. Currency
                                 ----------------------------
                                  High                   Low
                                 ------                 -----
FISCAL YEAR ENDED 12/31/98:
          First Quarter          $3.75                 $1.88
          Second Quarter          3.50                  0.75
          Third Quarter           2.38                  0.56
          Fourth Quarter          1.75                  0.25

         As of December 31, 1998, there were 2,576,038 shares outstanding, with approximately 1,334 holders of record of the Company's Common Stock. The Company has paid no dividends on its Common Stock in the prior two fiscal years.

         The Company was informed in February, 1998, by the NASDAQ Stock Market that the Company was not then in compliance with new standards required for maintaining a listing on the NASDAQ SmallCap Market. On March 26, 1998 the Company filed a request for an exception to the listing requirements. By letter dated July 20, 1998, NASDAQ's Listings Qualification Panel (the "Panel") notified the Company of NASDAQ's intent to delist the Company's common stock from the SmallCap Market. The Company appealed and requested an oral hearing, which was held on September 2, 1998 in Washington, DC. At the hearing, management presented a new business plan and a specific timetable for regaining compliance with NASDAQ listing requirements. However, the Company was notified on October 27, 1998 that the Panel determined to delist the Company's securities from the NASDAQ Stock Market effective on that date. The Company decided not to appeal the decision of the NASDAQ Panel because of the time and costs involved, the fact that the Panel's decision had been based as a strict application of mandatory financial criteria to the Company, and the fact that the Company's stock would still be eligible for trading on the OTCBB.

         The Company's securities are now traded on the OTCBB, an electronic trading system under the general oversight of National Association of Securities Dealers and involving self-selected market makers in the Company's stock, which are legally required to be registered broker dealers. The OTCBB is a quotation service which displays real-time quotes, last-sale prices, and volume information for domestic and certain foreign securities. The regulations applicable to stocks traded on the OTCBB have recently been upgraded to impose significant new financial reporting requirements on such companies. Subject to a phase-period starting in June, 1999, market makers will not be permitted to quote stock prices on the OTCBB unless the issuer has registered with the Securities and Exchange Commission ("SEC"), or other applicable agency, and submitted the required periodic reports, including the Form 10-KSB, 10-QSB and other applicable reports, to the SEC or such other agency.

Information Required by Item 701 of Regulation SB

         On October 30, 1998, the Company sold and issued 140,000 unregistered units to each of Dennis R. Gutzman, its Chairman, and Christopher A. Millar, its President and Chief Executive Officer, for aggregate cash consideration of $35,000 with respect to each issuance. Each investment unit was comprised of one share of the Company's common stock and one warrant to purchase an additional share of common stock at any time within the three year period following the issuance. The purchase price of the shares subject to acquisition under the warrants is $.25 per share, and any number of warrants may be exercised from time to time during the period of their validity. The publicly traded common stock of the Company was trading at approximately $0.50- $ 0.625 per share at the time. The independent directors of the Company approved the issuance of these restricted (non-tradeable) shares and warrants at that price because, due to the severe liquidity problems being experienced by the Company at the time, and despite the best efforts of management to obtain other capital from outside sources, there were no such sources of capital available at that time.

         Separately, on November 15, 1998, Mr. Millar purchased from the Company 183,911 common shares for aggregate consideration of $1,893.11. The purchase price and the number of shares issued were determined pursuant to his employment agreement with the Company dating from April 15, 1998, under which the Company had agreed to issue him such number of shares for nominal consideration in order to induce him to accept his current positions with the Company.

         Neither the investment units nor the 183,911 shares issued separately to Mr. Millar were registered under the Securities Act of 1933, as amended (the "Act"), and were issued in reliance upon the exemption provided by Section 4(2) of the Act. Each if the issuances was approved by the independent Directors of the Company. The proceeds of the issuances were used for general corporate purposes of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         On or about October 5, 1998, Christopher Millar purchased 8,284 shares of Company common stock in open market purchases. On October 15, 1998, Mr. Millar and Dennis R. Gutzman, M.D. each purchased 140,000 investment units, each consisting of one share of common stock and one common stock purchase warrant. These were outright investment purchases negotiated between the individuals and the non management directors of the Company, and were not treated as compensation. On November 15, 1998, Christopher Millar purchased 183,911 shares of Company common stock, at $.01 per share, pursuant to the terms of his employment agreement with the Company. The initial purchase by Mr. Millar was required to be reported on a Form 3 filed with the Securities and Exchange Commission (the "Commission") pursuant to Section 16 of the Exchange Act, within ten days after the purchase occurred. The later purchases by Mr. Millar and the purchase by Dr. Gutzman were required to be reported by the filing of a Form 4 by each such shareholder within ten days after the end of the calendar month in which they occurred. These purchases were not timely reported on Form 3 or Form 4, respectively, at such time, but were reported by the filing of a Form 5 by each purchaser, on or about March 19, 1999.

ITEM 6. PLAN OF OPERATION

         The Company discontinued its mortgage banking activities in December, 1998. The Company will conduct its business through two subsidiaries, AFS and NetVoucher.

ARGENT FINANCIAL SERVICES

         Management intends to launch AFS operations in May, 1999, commencing with the recruitment of independent sales agents to offer several insurance and income protection products. The Company and AFS have recently been in active discussions with a major insurance company located in the Southeastern U.S. with a view to offering its products through such a network of independent, affiliated sales agents. The business plan calls for over 15,000 independent agents and the addition of over 100 employees in 1999.

         Management also plans to launch a proprietary, state of the art software system called Argent Quest for Success through AFS during the latter half of 1999. AQS is a multi-media advanced consumer education and success implementation software with eight specialized "modules." These modules address wealth building, debt elimination, insurance needs, estate planning, home mortgages, basic budgeting, tax savings and dream achievement. AFS also intends to offer consumers on-line based products and services, such as internet shopping, banking, stock trading, and other internet tools.

         Products are being developed by third parties under AFS' direction and by insurance company strategic partners. Agreements have also been entered into to market products developed by outside third parties. AFS is also in discussions with potential strategic partners that would provide various banking products to AFS clients.

         AFS will market its financial products through a multi-level marketing organization operating nationally. Consumers will be introduced to AQS by licensed insurance agents and financial planners in the comfort of their home. The agents will access the AQS proposal system via the internet utilizing laptop computers. The AQS system will demonstrate the effects of repositioning the homeowners' equity for accelerated growth in conjunction with various financial products. Products to be sold through the AQS system are being developed by third parties, including insurance company strategic partners of AFS.

         It is anticipated that AFS will have a negative cash flow from operations during its first three quarters. Beginning in the fourth quarter of operations, cash flow should achieve break even or better. Management's cash flow projections are necessarily based on incomplete information and upon certain assumptions, which are subject to change and revisions regardless of the effectiveness of management in pursuing its implementation goals. Cash required to fund operations during the first three quarters is projected to be in excess of $1 million. Funding is expected to be provided by investors and by strategic partners, such as providers of various financial products to be sold through AFS, but AFS and the Company do not presently have any binding commitments for funding other than as may be indicated elsewhere herein.

         AFS expects to expend approximately $800,000 for furniture and computer equipment to support its operations. In addition, computer software acquisitions will approximate $200,000 during 1999. To the extent financing is available, these purchases will be financed.

         The business plan calls for the addition of over 100 employees during 1999. The majority of the additions will be staff required to support the national marketing organization.

NETVOUCHER, INC.

         NetVoucher has developed a proprietary internet advertising product (e-Advertising) that provides local merchants a web presence and allows such merchants to build advertising strategies to reach potential customers through a website location on the internet. Each local merchant that subscribes to the service will have a web page, along with banner ads and other specialty ad promotions designed to attract customers through the NetVoucher system. It is expected that merchants will pay NetVoucher monthly advertising fees and, potentially, fees for special advertising services and other fees based on customer traffic produced for the merchants through the NetVoucher system.

         The NetVoucher internet advertising system (the "NetVoucher System") is actually comprised of several related, software and internet-based products and services providing for interactive marketing and advertising by merchants, to and with consumers. These were developed by Optimize, Inc. ("Optimize"), a former shareholder of NetVoucher, which transferred to NetVoucher all equipment, personnel, rights to the software and related intellectual property rights, including trademarks and copyrights, which collectively comprise the NetVoucher System. The elements of the NetVoucher System, which have been substantially developed to date and which are being tested, include the following: (1) NetVoucher and e-Advertising (which are internet-based advertising products to be sold to merchants); (2) NetVoucher Plus (an enhancement to NetVoucher and e-Advertising); (3) e-point (an internet software product which tracks customer sales; and (4) other elements, including a merchant kit, advertising strategies manuals and NetTrooper, an internet software training product. NetVoucher either has obtained, or is in the process of obtaining, trademark and service mark protection for all of these products and services, and may seek patent, trademark and other intellectual property right protection for other elements as well.

         Consumers will also be enrolled, without fees, as users of the NetVoucher System. By logging on to the system, consumers will have access to promotions offered by merchant members. NetVoucher expects that the benefits afforded consumers through enrollment will facilitate strong development of the consumer and merchant subscriber base, but is unable to make definitive projections at this time.

         NetVoucher began testing the system in Birmingham, Alabama during March, 1999, and management expects to begin rolling out the system nationwide in May, 1999. The business plan calls for a presence in every major city in the United States by February, 2000. NetVoucher has contracted national and regional marketing directors, and area coordinators throughout the United States to begin the national roll-out. The budget and the timetable for the national roll out are still under development, and the national roll out will depend to some degree on the availability of sufficient funds to make the system operational nationwide.

         The success of the NetVoucher System will also depend upon the full functionality of the software, the presence or absence of competing products and services in the marketplace, and acceptance of the system by merchants and consumers. All these factors have some degree of uncertainty, particularly since the field of internet advertising and marketing is in its infancy. There may be competing products in use or under development of which the Company is unaware and the technology is subject to rapid change and innovation. Due to these factors, management is unable to make specific cash flow, profitability, cost or revenue projections at the present time.

         NetVoucher is expected to be marketed through a nationwide independent sales force. Approximately 9,000 salespersons will be recruited by independent sales managers throughout the United States. Approximately 900 Metropolitan Statistical Area Coordinators ("MSAC") are expected to be responsible for creating the local merchant websites as sales occur. A merchant kit including various advertising and promotional media will be provided to each merchant to display the NetVoucher logo and encourage local membership. Merchant kits inventory will be held by MSAC's and fulfilled from Birmingham, Alabama.

         Pro forma estimates for NetVoucher indicate that a total cash requirement of approximately $500,000 during the first and second quarters of 1999. It is projected that the positive cash flow in the third and fourth quarter of 1999 will be in excess of the cash requirements from the first half of 1999.

         In order to bring the NetVoucher System up to full functionality and security, the Company will invest approximately $450,000 in capital additions comprised primarily of computer hardware and software.

         The number of employees required to fully staff NetVoucher will be approximately 55, including 8-10 in accounting and 40-45 in sales and marketing in support and maintenance of new and existing websites. These employees will be added over the course of the next twelve months as sales volumes reach anticipated levels.

         As previously described in Item 1, "Description of Business," above, the Company has entered into a Management Information Systems Contract, dated as of February 18, 1999 (the "MIS Contract") with Optimize, which provides that Optimize will render comprehensive systems support service to the Company in connection with the planning, design, development, installation, support, operation, maintenance and integration of software, systems and related computer services necessary for the NetVoucher system. Among other things, the MIS Contract provides that Optimize will establish and support and maintain a back-office system support center which will integrate the NetVoucher software and hardware with various necessary computer hardware and software elements, including central computers, routers, network operating systems, commercial software and ancillary communications tools necessary to enable the NetVoucher System to perform as an integrated merchandising system. Optimize will also assist the Company in setting up a financial processing system (which will include payment of trade accounts, payment of commissions, cash receipts processing, order processing, inventory management, fixed asset management and local regulatory compliance) as part of the NetVoucher System, as well as operating a call center (which will provide call-in support for the NetVoucher System), a fulfillment center (which will deliver merchant kits and stage computer packages for sales persons) and will perform other marketing functions. Optimize will also perform such repairs, refinements, corrections and updating of the NetVoucher software as necessary for the NetVoucher System to perform its intended purposes, as well as work with the Company to discover, design, develop and program new features and enhancements that relate to the NetVoucher System.

LIQUIDITY AND FINANCIAL RESOURCES

         Although the Company has recently received commitments for new investment in the amount of $856,666 during the first quarter of 1999, it believes that cash from continuing operations and borrowings will not be sufficient to fund the strategic plan and management is actively seeking additional investors to infuse new capital. In the first quarter of 1999, senior management invested $631,666 of the total new capital, which is included in the above figure. Although management has made further informal funding commitments, there can be no assurance that management will continue to contribute substantial additional capital, and no assurance that any amount invested by management will meet the Company's capital requirements. See the independent auditor's report in the accompanying consolidated financial statements, which includes an explanatory paragraph regarding the Company's ability to continue as a going concern.

FINANCIAL POSITION

         The Company's decrease in cash flow in 1998 was primarily the result of losses from discontinued operations and the related efforts to liquidate loans held for sale and pay off of the Company's financing facilities. Cash from continuing operations and borrowings are not expected to be sufficient to fund continuing operations. See Item 5, "Market for Common Equity and Related Stockholder Matters."

RESULTS OF  OPERATIONS

         The loss for 1998 is primarily the loss from discontinued operations and related loss on disposal of those operations. The loss from continuing operations is primarily general and administrative costs associated with the start up of continuing operations.

YEAR 2000 COMPLIANCE

         As a financial services company, the Company is dependent on computer systems and applications to conduct its business. The Company is in a start up phase for its continuing operations. All hardware and software acquired for the new business is Year 2000 compliant. In addition, all major vendors have provided verification that their systems are or will be Year 2000 compliant by December 31, 1999. Software being developed for the new business is being written to be Year 2000 compliant. The discussion in Item 6., "Plan of Operation," relating to software and system development of the NetVoucher business is incorporated herein by this reference.

         The total cost associated with Year 2000 compliance is not expected to be material to the Company's financial condition or results of operations. Since all of the Company's computer systems and applications are new or in the process of development there are no separate identifiable costs associated with Year 2000 compliance.

         The Company does not anticipate any material disruptions of its operations as a result of any failure by the Company to be compliant. However, there can be no assurance that there will not be a delay in, or costs associated with the Year 2000 issue. The Company relies, directly and indirectly, on other businesses such as third party service providers, creditors, financial organizations and governmental entities. Even if the Company's computer systems are not materially adversely affected by the year 2000 issue, the Company's business and operations could be materially adversely affected by disruptions in the operations of the enterprises with which the Company interacts. The Company believes it is and will remain Year 2000 compliant. Contingency plans will be developed as required.

ITEM 7. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               ----
Report of Independent Public Accountants on the Consolidated Financial
  Statements as of and for the Year Ended December 31, 1998                                     F-1

Report of Independent Public Accountants on the Financial Statements as of and
  for the Year Ended December 31, 1997                                                          F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998                                    F-3

Consolidated Statements of Operations for the Years Ended December 31, 1997 and 1998            F-4

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997
  and 1998                                                                                      F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997 and 1998            F-6

Notes to Consolidated Financial Statements                                                      F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Registrant are identified below.

          Name             Age      Title
          ----             ---      -----
Dennis R. Gutzman, M.D.     49      Chairman of the Board, Director

Christopher A. Millar       44      President and Chief Executive Officer, Director

Roy L. Painter              53      Chief Operating Officer, Chief Financial Officer, Director, Secretary

Ed Sybesma                  52      Director

Lawrence Barr               60      Director

Samuel B. Watson            40      Chief Executive Officer, Argent Financial Services, Inc. ("AFS"); Director of
                                    the Company and AFS; Secretary of NetVoucher, Inc.

         The principal occupation for the last five years of each Director of the Company, as well as certain other information, is set forth below.

Dennis R. Gutzman, M.D. has served as Chairman of the Board of the Company since October, 1993, and was President of the Company from that time until the appointment of Mr. Christopher A. Millar to that post in April, 1998. Dr. Gutzman is a self-employed practicing orthopedic surgeon in San Antonio, Texas and is President of DRG Orthopedics.

Christopher A. Millar was appointed as President and a director of the Company in April, 1998. From January, 1997 through the time he joined the Company, Mr. Millar was a Managing Director of Bankers Trust Company in Hong Kong and was one of the three global heads of structured finance for Bankers Trust. Mr. Millar has held senior management positions in the banking industry in Asia and Australasia for the last nine years, including responsibility for the South Pacific Region for Bancorp, an Auckland, New Zealand-based investment bank and positions with Asset Underwriting Pty., Ltd., a Sydney, Australia-based credit underwriter. In the aggregate, he has over 20 years experience in the finance, banking and credit insurance industries.

Samuel B. Watson joined the Company in June, 1998. He is the Company's Executive Vice President of Marketing, the President of AFS, a Director of the Company and of AFS, and Secretary of NetVoucher, Inc. Prior to joining the Company, Mr. Watson was a director, co-founder and executive of National Marketing Alliance, an executive with Ameristar Worldwide Entertainment and a consultant to the insurance industry through Strategic Insurance Marketing Corporation.

Roy L. Painter is Chief Operating Officer and Chief Financial Officer, as well as a Director, of the Company. He is a Certified Public Accountant licensed in the State of California. From January 1, 1995 through August 31, 1998, Mr. Painter served as the Chief Financial Officer and Chief Operating Officer of First Fidelity Thrift and Loan, Irvine, California and was formerly with the accounting firm of Coopers & Lybrand.

Lawrence D. Barr was appointed as a Director of the Company in 1991. He has been President of Island-Arc Resources since 1987 and acts as a self-employed business consultant to various companies. Mr. Barr is, or has within the past five years been, a Director of Island Arc Resources Corporation, Copperstone Resources Corporation, Auckland Explorations Ltd., Abacus Minerals Corporation, Visionary Industries Ltd. and Lorica Resources, Ltd.

Edward Sybesma is a litigation attorney with substantial experience in commercial, technology and tax litigation. He received his law degree with honors from the University of Michigan and graduated magna cum laude with a B.S. from Indiana University. He is Of Counsel to the law firm of Rutan & Tucker, Costa Mesa, California.

James L. Thompson II, is President and Chief Executive Officer of NetVoucher, Inc., and President and Chief Executive Officer and a shareholder of Optimize, Inc., which is a shareholder of the Company and with which the Company has a significant contractual relationship. See Item 6, "Plan of Operation" and Item 12, "Security Ownership of Certain Beneficial Owners and Management."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         On or about October 5, 1998, Christopher Millar purchased 8,284 shares of Company common stock in open market purchases. On October 15, 1998, Mr. Millar and Dennis R. Gutzman, M.D. each purchased 140,000 investment units, each consisting of one share of common stock and one common stock purchase warrant. These were outright investment purchases negotiated between the individuals and the non management directors of the Company, and were not treated as compensation. On November 15, 1998, Christopher Millar purchased 183,911 shares of Company common stock, at $.01 per share, pursuant to the terms of his employment agreement with the Company. The initial purchase by Mr. Millar was required to be reported on a Form 3 filed with the Securities and Exchange Commission (the "Commission") pursuant to Section 16 of the Exchange Act, within ten days after the purchase occurred. The later purchases by Mr. Millar and the purchase by Dr. Gutzman were required to be reported by the filing of a Form 4 by each such shareholder within ten days after the end of the calendar month in which they occurred. These purchases were not timely reported on Form 3 or Form 4, respectively, at such time, but were reported by the filing of a Form 5 by each purchaser, on or about March 19, 1999.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation of the Chief Executive Officer and the named executive officers of the Company.

                                                                               Other
                                                                               Annual      Restricted   Securities
                                                                               Compen-       Stock      Underlying
                                                       Salary        Bonus     sation        Awards       Options
     Name and Principal Position             Year        $              $         $            #
---------------------------------------      ----      -------      --------   -------     ----------   -----------
Christopher A. Millar                        1998      $55,000      $148,200    14,000(1)   172,417
     Chief Executive Officer

Samuel B. Watson                             1998       67,914        35,000
     Executive Vice President-Marketing

Roy L. Painter                               1998       43,750
     Chief Operating Officer

(1) Condominium rent.

         Each of Messrs. Millar, Watson and Painter were first employed by the Company in 1998.

                             OPTION GRANTS FOR 1998

The following table sets forth certain information regarding stock options granted for the named executive officers in 1998.

                   Stock Option Grants in the Last Fiscal Year

                                                        Individual Grants
                               ------------------------------------------------------------------
                                             Percent
                                            of Total
                               Number of   Options/SARs
                               Underlying   Granted to   Exercise
                                Options     Employees    or Base
                                Granted     in Fiscal      Price    Expiration     Market Price -
        Name                       (#)         Year      ($/Share)     Date         Date of Grant
 ---------------------         ----------  ------------  ---------  ----------     --------------
 Dennis R. Gutzman              140,000         50%         $0.25   10/29/2001         $0.625
 Christopher A. Millar          140,000         50%          0.25   10/29/2001         $0.625

                    AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES


         The following table sets forth certain information concerning the number and value of stock options at December 31, 1998 held by the named executive officers.

                       Option Values at December 31, 1998

                                                                                  Value of Unexercised
                                                       Number of                 "In-the-Money" Options
                                                   Unexercised Options               at Fiscal Year-End
                        Shares                     at Fiscal Year-End                      (1)
                       Acquired       Value    ----------------------------   -----------------------------
                      on Exercise   Realized              (#)                              ($)
      Name                (#)         ($)      Exercisable    Unexercisable   Exercisable     Unexercisable
      ----            -----------   --------   -----------    -------------   -----------     -------------
Dennis R. Gutzman         N/A         N/A         25,000            --          $   --            $--
Dennis R. Gutzman         N/A         N/A        140,000            --          26,180             --
Christopher A. Millar     N/A         N/A        140,000            --          26,180             --

(1) The difference between the aggregate option exercise price and the closing price of $0.437 of the underlying share at December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table and the notes thereto set forth, as of April 16, 1999, certain information regarding the ownership of Common Stock by (i) each person known by the Company to be a beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each director and officer, and (iii) all directors and executive officers as a group:

                                                                                   Shares         Percentage of
  Name and Address                              Relationship to                 Beneficially         Shares
 of Beneficial Owner                              The Company                      Owned           Outstanding
---------------------                ---------------------------------------    ------------      --------------
Christopher A. Millar                President and Chief Executive Officer        2,995,523         30.9%(1)(2)
1801 West End Avenue                 of the Company and of Argent Financial
Nashville, TN 37203                  Services, Inc. ("AFS"); Director of
                                     the Company and AFS

Dennis R. Gutzman, M.D.              Chairman of the Board of Directors of        1,357,300         15.5%(1)(2)
2424 Babcock, Suite 201              the Company
San Antonio, TX 78229

Roy L. Painter                       Chief Operating Officer and Chief              150,000          1.8%(1)(2)
1801 West End Avenue                 Financial Officer of the Company;
Nashville, TN 37203                  Director of the Company

Samuel B. Watson                     Director and Executive Vice President,       1,600,000         17.6%(1)
1801 West End Avenue                 Marketing, of the Company; Director ,
Nashville, TN 37203                  President and Chief Executive Officer
                                     of AFS

Lawrence Barr                        Director of the Company                              0         0.00%
700 W. Pender St., Suite 600
Vancouver, BC V6C 1G8

Edward D. Sybesma, Jr.               Director of the Company                              0          0.0%
611 Anton Blvd. Suite 400
Costa Mesa, CA 92628

P. Micheal Davidson                  None                                         2,487,000         25.9%(1)(3)(6)

James L. Thompson II                 President of NetVoucher, Inc.                1,313,000         14.5%(1)(3)(6)

Robert Needham                       None                                           600,000          7.0%(1)(2)

Pieter G. K. Oosthuizen              None                                         1,493,631(4)      18.3%(3)
23 Cale Street, London U.K.

Mark and Monica Kennison             None                                           700,000          8.5%(7)
Pittsburgh, PA

Directors and Officers as a Group                                                 7,431,823         62.1%(1)(5)

CEDE & Co. P.O. Box 20               Nominee(8)                                     535,046(6)       6.6%(8)
Bowling Green Station
New York, NY 10004

(1) Included are shares not outstanding but potentially subject to issuance to these shareholders based on their share options and warrants. Pursuant to Rules of the Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group.

(2) As of April 16, 1999, Dr. Gutzman held warrants and options for the purchase of a total of 525,000 common shares of the Company, Mr. Millar held warrants for the purchase of up to 1,401,664 common shares of the Company, Mr. Watson held warrants for the purchase of 800,000 common shares, and Mr. Painter held warrants for the purchase of 75,000 common shares of the Company. The remainder of their beneficial ownership consists of common shares. Mr. Needham's ownership consists of 300,000 shares and 300,000 options.

(3) This percentage ownership figure and the number of shares shown as beneficially owned includes, respectively, 917,000 shares and options on Company Common Stock held by Optimize, Inc., and attributed to Mr. Davidson based on his 70% ownership of Optimize, Inc., and 393,000 shares and options on Company Common Stock held by Optimize, Inc. and attributed to Mr. Thompson based on his 30% ownership of Optimize, Inc. Also included in the ownership attributed to Mr. Davidson are options on 50,000 shares of Company Common Stock held by his son, Daniel Davidson. Mr. Thompson is the President of NetVoucher, Inc. and Messrs. Thompson and Davidson are, respectively, the President and Chairman of Optimize, Inc. Mr. Davidson's beneficial ownership consists of 1,022,500 shares and 1,518,500 options. Mr. Thompson's beneficial ownership consists of 442,500 shares and 886,500 options. Mr. Davidson ultimately controls Optimize, Inc. through his 70% ownership interest therein. See Item 1, DESCRIPTION OF BUSINESS, and Item 6, PLAN OF OPERATION, above.

(4) Clearview Holdings Corporation, S.A. ("CHC"), a Luxembourg corporation, is the shareholder of record of these shares. Mr. Oosthuizen has represented to the Company that he controls Nuova Arca Investments, Ltd., which, according to Mr. Oosthuizen, wholly-owns CHC. These shares were issued to CHC by the Company in 1998 as consideration for CHC's sale of all of the capital stock of Clearview Capital Corporation ("Clearview") to the Company. Mr. Oosthuizen had been a Director of the Company from February 27, 1998 through February 4, 1999, when he resigned. The number of shares shown reflects a reduction in the number of shares issued to CHC as of the closing of the acquisition of Clearview due to certain errors and misstatements in the financial statements of Clearview, as provided for in the Stock Purchase Agreement. These shares are currently the subject of a lawsuit for rescission filed by the Company and the Company has also demanded that the stock certificate for these shares be surrendered so that a further reduction in the number of shares issued to CHC can be made in accordance with the terms of the Stock Purchase Agreement. See Item 3, LEGAL PROCEEDINGS, above.

(5) The ownership shown of officers and directors as a group includes the shares, warrants and stock options owned by Messrs. Millar, Gutzman, Watson, Painter and Thompson. The share ownership of Mr. Thompson includes 30% of the shares and stock options of Company held by Optimize, Inc., due to Mr. Thompson's 30% ownership of Optimize, Inc.. The share ownership and deemed share ownership of Mr. Thompson is included because he is President of NetVoucher.

(6) A significant portion of the options on Company Common Stock held by these persons are currently exercisable at $25.00 per share, adjustable for stock splits and dividends. See the discussion of the acquisition of NetVoucher, Inc. as set forth in Item 1, DESCRIPTION OF BUSINESS, above. See also Item 5, MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, in regard to the recent market prices of the Company's common stock.

(7) Certain of these shares are held through Life Planning Group, a Pennsylvania corporation. Mark and Monica Kennison are husband and wife.

(8) This nominee holder, otherwise known as Depository Trust Company of New York, holds shares for various banks and brokerage firms on behalf of their account holders. The Company does not know the identities of the beneficial owners of these shares and knows of no such holder whose holdings represent more than 5% of the Company's outstanding common equity, other than as shown on this table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information contained in Item 5 hereof under the subheading "Information Required by Item 701 of Regulation SB," which is hereby incorporated by this reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Item 13(a). FINANCIAL STATEMENTS

         Included in Part II, Item 7 of this report.

Item 13(b). REPORTS ON FORM 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARGENT CAPITAL CORPORATION

                                        By: /s/ CHRISTOPHER A. MILLAR
                                            ------------------------------------
                                                Christopher A. Millar
                                                Chief Executive Officer

Date: April 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 1999.

       SIGNATURE                                       TITLE
       ---------                                       -----
/s/ CHRISTOPHER A. MILLAR             Chief Executive Officer;
Christopher A. Millar                 Director

/s/ ROY L. PAINTER                    Chief Operating Officer/Chief Financial Officer
Roy L. Painter                        Director


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
Argent Capital Corporation
Nashville, Tennessee

We have audited the accompanying consolidated balance sheet of Argent Capital Corporation and its subsidiaries (the Company) as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1998 consolidated financial statements present fairly, in all material respects, the financial position of Argent Capital Corporation and its subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/

DELOITTE & TOUCHE LLP

Costa Mesa, California

April 12, 1999

                         [SABOCOR & MAGLAN LETTERHEAD]


                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of Clearview Capital Corporation

We have audited the accompanying balance sheet of Clearview Capital Corporation as of December 31, 1997, and the related statements of income and retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearview Capital Corporation as of December 31, 1997, and the results of its operation and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                              /s/ SABOCOR & MAGLAN

                                  SABOCOR & MAGLAN

March 6, 1998

                   ARGENT CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1998 and 1997

                                                                         1998           1997
                                                                     -----------     ----------
                                        ASSETS

CASH                                                                 $     5,453     $       --
PREPAID EXPENSES                                                           5,000             --
SOFTWARE DEVELOPMENT                                                      79,000             --
PROPERTY AND EQUIPMENT                                                   634,648             --
      Less accumulated depreciation                                     (478,329)            --
                                                                     -----------     ----------
           Total property and equipment, net                             156,319             --
                                                                     -----------     ----------
           Total assets of continuing operations                         245,772             --

NET ASSETS RELATED TO DISCONTINUED OPERATIONS                                 --      2,345,115
                                                                     -----------     ----------
           Total assets                                              $   245,772     $2,345,115
                                                                     ===========     ==========

                            LIABILITIES & SHAREHOLDERS' EQUITY

NET LIABILITIES RELATED TO DISCONTINUED OPERATIONS                   $   108,405     $       --

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY
      Common stock, $1 par value, authorized 10,000,000 shares
         issued and outstanding 271,739 shares                                --        271,739
      Common stock, $.001 par value, authorized 10,000,000 shares
         issued 2,589,371 shares                                           2,589             --
      Additional paid-in capital                                       1,626,614        828,261
      Treasury stock, 13,333 shares, at cost                             (63,281)            --
      Notes receivable                                                    (1,839)            --
      Retained earnings (deficit)                                     (1,426,716)     1,245,115
                                                                     -----------     ----------
           Total shareholders' equity                                    137,367      2,345,115
                                                                     -----------     ----------
           Total liabilities and shareholders' equity                $   245,772     $2,345,115
                                                                     ===========     ==========

                 See notes to consolidated financial statements.

                  ARGENT CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1998 and 1997

                                                                              1998             1997
                                                                          ------------     ------------
INTEREST INCOME                                                           $        170     $         --

GENERAL AND ADMINISTRATIVE EXPENSES                                           (560,580)              --
                                                                          ------------     ------------
LOSS FROM CONTINUING OPERATIONS                                               (560,410)              --

DISCONTINUED OPERATIONS:
      (Loss) Income from discontinued operations, net of tax (benefit)
         provision ($514,000) (1998) and $133,500 (1997)                    (2,010,217)         325,480
      Loss on disposal of discontinued operations, net of tax
         benefit of ($30,809)                                                 (101,204)              --
                                                                          ------------     ------------
           Total discontinued operations                                    (2,111,421)         325,480
                                                                          ------------     ------------
NET INCOME (LOSS)                                                         $ (2,671,831)    $    325,480
                                                                          ============     ============

Income (loss) per share (Basic and diluted):
      Loss from continuing operations                                     $      (0.29)    $         --
                                                                          ------------     ------------
      Income (loss) from discontinued operations                                 (1.02)            1.20
      Loss on disposal of discontinued operations                                (0.05)              --
                                                                          ------------     ------------
           Total income (loss) from discontinued operations                      (1.07)            1.20
                                                                          ------------     ------------
      Net income (loss) per share                                         $      (1.36)    $       1.20
                                                                          ============     ============

                 See notes to consolidated financial statements.

                   ARGENT CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                            Additional                                 Retained          Total
                                     Common Stock            Paid-in      Treasury       Notes         Earnings       Shareholders'
                                 Shares        Amount        Capital        Stock      Receivable      (Deficit)         Equity
                               ---------     ---------      ----------   -----------   ----------    ------------     ------------
Balance, January 1, 1997         271,739     $ 271,739      $  828,261     $     --      $    --      $   919,635     $ 2,019,635
Net income                            --            --              --           --           --          325,480         325,480
                               ---------     ---------      ----------     --------      -------      -----------     -----------
Balance, December 31, 1997       271,739       271,739         828,261           --           --        1,245,115       2,345,115
Assumed issuance of common
  stock and purchase of
  treasury shares in
  connection with purchase     1,853,721      (269,614)        510,422      (63,281)          --               --         177,527
Issuance of common stock         280,000           280         113,859           --                            --         114,139
Issuance of common stock
  as compensation                183,911           184         174,072                    (1,839)                         172,417
Net Loss                              --            --              --           --           --       (2,671,831)     (2,671,831)
                               ---------     ---------      ----------     --------      -------      -----------     -----------
Balance, December 31, 1998     2,589,371     $   2,589      $1,626,614     $(63,281)     $(1,839)     $(1,426,716)    $   137,367
                               =========     =========      ==========     ========      =======      ===========     ===========

                 See notes to consolidated financial statements

                  ARGENT CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                            1998             1997
                                                                                        ------------     -------------
CASH FLOW FROM OPERATING ACTIVITIES:
Loss from continuing operations                                                         $   (560,410)    $          --
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
      Depreciation and amortization                                                            2,557                --
      Compensation expense related to the issuance of stock                                  172,417
      Increase (decrease) in cash resulting from changes in operating accounts, net of acquisitions:
           Prepaid expenses                                                                   (5,000)               --
                                                                                        ------------     -------------
                Net cash used by operating activities of continuing operations              (390,436)               --
                                                                                        ------------     -------------

Income (loss) from discontinued operations                                                (2,010,217)          325,480
Loss on disposal of discontinued operations                                                 (101,204)
Adjustments to reconcile income (loss) from discontinued operations to net cash provided by (used in) operating activities of discontinued operations:
      Depreciation and amortization                                                          225,485           215,050
      Gain on write-off of negative goodwill                                                (631,786)               --
      Loss on sale of fixed assets                                                            77,862                --
      Write-off of notes receivable                                                          345,907                --
      Valuation allowance on mortgage loans                                                  535,000           191,000
      Increase (decrease) in cash resulting from changes in operating accounts, net of acquisitions:
           Mortgage loans purchased for sale                                             (45,534,122)     (132,112,526)
           Proceeds from sale of mortgage loans                                           55,450,273       117,995,332
           Accounts receivable                                                               109,560         1,275,047
           Income tax receivable                                                            (467,447)               --
           Prepaid expenses                                                                  (25,371)           (4,869)
           Other assets                                                                       15,461           203,633
           Accounts payable and accrued liabilities                                          222,040           (97,795)
           Income taxes payable                                                                   --          (281,658)
           Deferred taxes                                                                         --             3,555
           Other deferred liabilities                                                         (2,976)               --
                                                                                        ------------     -------------
                Net cash provided by (used in) operating activities of discontinued
                   operations                                                              8,208,465       (12,287,751)
                                                                                        ------------     -------------
                   Net cash provided by (used in) operating activities                     7,818,029       (12,287,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                  (106,345)               --
                                                                                        ------------     -------------
                Net cash used in investing activities of continuing operations              (106,345)               --
                                                                                        ------------     -------------

      Capital expenditures                                                                   (92,417)          (55,501)
      Cash acquired from acquisitions, net of cash paid                                      800,335                --
      Proceeds from sale of fixed assets                                                      20,000            98,470
      Collection of Notes receivable                                                         401,585                --
                                                                                        ------------     -------------
                Net cash provided by investing activities of discontinued operations       1,129,503            42,969
                                                                                        ------------     -------------

                Net cash provided by investing activities                                  1,023,158            42,969


                See notes to consolidated financial statements.

                      ARGENT CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                           1998             1997
                                                                                       ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock                                               $     70,000               --
                                                                                       ------------     ------------
                Net cash provided by financing activities of continuing operations           70,000               --
                                                                                       ------------     ------------

      Payments of notes payable                                                                  --       (1,250,000)
      Net increase (decrease) in warehouse financing facility                            (9,230,666)      13,060,232
                                                                                       ------------     ------------
                Net cash provided by (used in) financing activities of discontinued
                    operations                                                           (9,230,666)      11,810,232
                                                                                       ------------     ------------

                Net cash provided by (used in) financing activities                      (9,160,666)      11,810,232
                                                                                       ------------     ------------
NET DECREASE IN CASH                                                                       (319,479)        (434,550)
CASH AT BEGINNING OF YEAR                                                                   407,147          841,697
                                                                                       ------------     ------------
CASH AT END OF YEAR                                                                    $     87,668     $    407,147
                                                                                       ============     ============

CASH - DISCONTINUED OPERATIONS                                                         $     82,215     $    407,147
CASH - CONTINUING OPERATIONS                                                                  5,453               --
                                                                                       ------------     ------------
TOTAL CASH, END OF YEAR                                                                $     87,668     $    407,147
                                                                                       ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
      Interest                                                                         $    799,646     $    406,591
                                                                                       ============     ============
      Income taxes                                                                     $         --     $    411,600
                                                                                       ============     ============
DETAIL OF BUSINESSES ACQUIRED IN PURCHASE BUSINESS COMBINATIONS:
On February 27, 1998, the Company acquired Argent Mortgage Corporation
      A summary of the transaction is as follows:

      Fair market value of stock issued                                                $    300,587
      Fair value of tangible and identifiable assets acquired                            (1,156,172)
      Fair value of liabilities assumed                                                      98,635
                                                                                       ------------
           Excess of identifiable assets acquired over cost (negative goodwill)        $   (756,950)
                                                                                       ============

ON AUGUST 31, 1998, THE COMPANY ACQUIRED SULLIVAN AND MOCK CORPORATION
      A summary of the transaction is as follows:

      Cash paid                                                                        $    402,165
      Fair value of tangible and identifiable assets acquired                            (1,030,299)
      Fair value of liabilities assumed                                                     753,298
                                                                                       ------------
           Excess of cost over identifiable assets acquired (goodwill)                 $    125,164
                                                                                       ============


                See notes to consolidated financial statements.

                           ARGENT CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements at December 31, 1998 include the accounts of Argent Capital Corporation, ("ACC") a corporation organized in the State of Nevada, and its majority-owned subsidiaries (collectively, the "Company"). The subsidiaries include Argent Mortgage Corporation (previously known as Clearview Capital Corporation), Argent Financial Service Corporation ("AFS"), Sullivan and Mock Corporation of Nevada ("Sullivan and Mock") and Sunport Medical Corporation (USA). All significant inter-company accounts and transactions have been eliminated in consolidation.

Prior to February 27, 1998, the Company operated as Sunport Medical Corporation, a company organized in British Columbia. On February 27, 1998, ACC and Clearview Capital Corporation ("CCC") completed a reverse merger whereby ACC acquired CCC. Immediately after the merger, CCC changed its name to Argent Mortgage Corporation. In the merger, shareholders of CCC received approximately 75% of the total issued and outstanding common stock of ACC. Since the former CCC shareholders received a substantial majority of the shares of common stock of ACC, the transaction was treated as a purchase of ACC by CCC for accounting purposes. As a result, the historical financial statements of ACC for the periods prior to the merger are those of CCC, rather than those of ACC. The purchase price was allocated as included in the accompanying Statement of Cash Flows. As a result of the merger, the common stock of ACC was reduced on a one-for-thirty basis. Historical share and per share information has been retroactively restated in the accompanying financial statements for the effect of the stock split.

The percentage interest of CHC in the Company's common stock outstanding has been reduced to approximately 65% pursuant to adjustments provided for in the Stock Purchase Agreement due to changes in the financial condition of Argent Mortgage Corporation after the closing.

On August 31, 1998, the Company acquired all of the outstanding stock of Sullivan and Mock for approximately $402,000 in cash. Sullivan and Mock is a mortgage banking company doing business in Nevada. The transaction is being accounted for as a purchase, and the assets acquired and the liabilities assumed in conjunction with this transaction are summarized in the accompanying Statements of Cash Flows.

As of December 31, 1998, the Company has no significant operations.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 1998, the Company incurred a loss of $2,671,831 and, as of that date, the Company's deficit was $1,426,716. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 2, the Company has discontinued primarily all of its previous operations as of December 31, 1998. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations from sources that are described in Note 10 to the financial statements.

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

FAIR VALUE DISCLOSURES

The carrying value of the Company's financial instruments related to continuing operations approximate their fair value.

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

LONG-LIVED ASSETS

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable.

COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". The Company reports no difference between comprehensive income (loss) and net income
(loss).

NEW ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal periods beginning after June 15, 1999. This statement establishes standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. The Company is currently evaluating the effect this standard may have on the Company's financial condition, results of operations and cash flows.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1998 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2. DISCONTINUED OPERATIONS

During December 1998, the Company determined that the mortgage banking business did not fit its strategic plan and as such decided to discontinue its mortgage banking activities. The mortgage banking business is reported as a discontinued operation for all periods presented. The consolidated balance sheet, consolidated statements of operations and cash flows and related notes to the consolidated financial statements have been restated to conform to the discontinued operations presentation.

The following details all of the assets and liabilities related to discontinued operations at December 31, 1998 and 1997:

                                                       1998             1997
                                                    -----------      -----------
ASSETS
Cash                                                $    82,215      $   407,147
Accounts receivable                                      36,492          119,247
Mortgage loans held for sale                          4,248,854       14,035,194
Notes receivable                                                         603,470
Prepaid expenses                                         30,240            4,869
Income taxes receivable                                 571,858          116,455
Furniture, fixtures, and equipment                      322,416          997,787
     Less: accumulated depreciation                    (124,758)        (438,974)
                                                    -----------      -----------
         Total furniture and equipment, net             197,658          558,813
Other assets                                             75,050           22,405
                                                    -----------      -----------
          Total assets                              $ 5,242,367      $15,867,600

LIABILITIES
Accounts payable                                    $   726,235      $   399,925
Warehouse financing facilities                        4,547,030       13,060,232
Deferred income tax liability                            62,328           62,328
Other deferred credits                                   15,179               --
                                                    -----------      -----------
            Total liabilities                         5,350,772       13,522,485
                                                    -----------      -----------
NET ASSETS (LIABILITIES) RELATED TO
DISCONTINUED OPERATIONS                             $  (108,405)     $ 2,345,115
                                                    ===========      ===========

CLOSURE OF SULLIVAN & MOCK AND ARGENT MORTGAGE CORPORATION

In conjunction with the discontinuance of the mortgage banking business, Sullivan & Mock was closed as of February 15, 1999. The goodwill related to the acquisition of Sullivan & Mock was charged to discontinued operations as of December 31, 1998. The Company ceased doing business in Argent Mortgage Corporation effective December 31, 1998. The negative goodwill related to the merger of Argent Mortgage and the Company was credited to discontinued operations as of December 31, 1998.

TERMINATION OF LEASES

As of March 31, 1999, the Company terminated the leases on its Huntington Beach, California location. The termination agreement required the Company to pay rents due through March 31, 1999. The landlord waived all obligations under the leases subsequent to the effective date of the termination.

SETTLEMENT OF WAREHOUSE FINANCING FACILITIES

On March 5, 1999, the Company entered into a settlement agreements with its warehouse financing facilities. Under the settlement agreements, the Company paid $325,000 in cash and transferred ownership interest in mortgage loans totaling approximately $3,186,000 as payment for the balance due of approximately $3,105,000 plus accrued interest under the facilities.

NOTE 3. SALE OF NOTES RECEIVABLE

As of November 18, 1998, the Company consummated the sale of notes receivable to a third party for total cash consideration of $250,000, of which $75,000 is for the purchase of a $100,000 note due from a retail mortgage company and $175,000 for the purchase of a $495,907 note secured by real estate.

NOTE 4. WAREHOUSE FINANCING FACILITIES

In October 1997, the Company obtained a $15,000,000 revolving warehouse-financing facility under which the Company may borrow, repay, and reborrow funds. Interest under the facility is charged at a floating rate of LIBOR plus 2%. The agreement required payment of a warehousing fee in advance, as well as requiring Argent Mortgage Corporation to maintain a certain minimum level of tangible net worth. Borrowings under the facility were covered by a security interest in certain mortgage loans towards which the advances were made. This warehouse financing facility was due on July 31, 1998, but was subject to continuing renewals under an indefinite series of available 3-month extensions. The facility required that payment be due from the receipt of 100% of the funds from the sale of the underlying collateral mortgage loans.

The Company breached certain covenants under this line and no additional advances were made under this facility. As the loans that were pledged under this agreement were sold the facility was liquidated pursuant to a settlement agreement dated March 5, 1999 as discussed in Note 2.

In June 1998, the Company obtained a new borrowing facility. The interest rate on this facility ranged from 2-4% over prime, depending upon the security position of the collateral mortgages warehoused. This facility was also settled on March 5, 1999 as discussed in Note 2.

In conjunction with the acquisition of Sullivan & Mock, the Company assumed a warehouse facility. This facility was paid off prior to December 31, 1998.

NOTE 5. COMMON STOCK

STOCK-BASED COMPENSATION

During the year ended December 31, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"), but would be required to disclose pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption, whereas the disclosure requirements apply to all awards granted subsequent to October 1, 1994. The Company will continue to recognize and measure compensation for its stock option plan in accordance with the existing provisions of APB 25.

STOCK OPTIONS:

The Company has issued stock options at fair value to certain directors and employees; such stock options vest upon issuance and expire five years from issuance. The transactions for the year ended December 31, 1998 are summarized as follows and have been adjusted for the Company's 30 to 1 reverse split that was effective February 27, 1998:


                                    Shares Subject       Weighted Average
     Outstanding At                   to Option           Exercise Price
     --------------                 --------------       ----------------
       12/31/97                         55,000                $4.50
       12/31/98                         55,000                $4.50

At December 31, 1998, 55,000 options were exercisable and the weighted average remaining contractual life was 28 months.

ISSUANCE OF COMMON STOCK:

On November 15, 1998, an officer of the Company was issued 183,911 common shares at a nominal price pursuant to an employment agreement dated April 15, 1998. The Company recorded $172,417 as compensation expense, representing the difference between the fair value of stock and the proceeds from the officer.

WARRANTS:

On October 30, 1998, warrants were issued to two directors in conjunction with the issuance of 280,000 shares of common stock. The warrants grant the right to purchase, in the aggregate, 280,000 shares of common stock of the Company for $.25 per share. The weighted average remaining contractual life of the warrants was 33 months as of December 31, 1998. The fair value of the warrants was considered costs of raising capital and was recorded as additional paid-in capital.


COMPENSATION COST:

During the year ended December 31, 1997, the Company adopted SFAS No. 123. However, as permitted by the standard, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for the Company's option plans. The effects of determining compensation cost based on the fair value on the grant date for these options, consistent with the method of SFAS No. 123, would yield an immaterial difference in the financial statements.

NOTE 6. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerators and denominators used in basic and diluted net income (loss) per share is as follows for the years ended December 31:

                                                             1998           1997
                                                         ------------     --------
(Loss) from continuing operations                        $   (560,410)    $     --
                                                         ------------     --------
Income (loss) from discontinued operations                 (2,010,217)     325,480
Loss on disposal of discontinued operations                  (101,204)          --
                                                         ------------     --------
Total income (loss) from discontinued operations           (2,111,421)     325,480
                                                         ------------     --------
Net income (loss)                                        $ (2,671,831)    $325,480
                                                         ============     ========
Weighted average number of common shares:
               Basic                                        1,964,236      271,739
               Effective of dilutive securities:
                   Stock options                                   --           --
                   Warrants                                        --           --
                                                         ------------     --------
               Diluted                                      1,964,236      271,739
                                                         ============     ========
Net income (loss) per share:
     (Loss) from continuing operations                   $      (0.29)    $     --
                                                         ------------     --------
     Income (loss) from discontinued operations                 (1.02)        1.20
     Loss on disposal of discontinued operations                (0.05)          --
                                                         ------------     --------
     Total income (loss) from discontinued operations           (1.07)        1.20
                                                         ------------     --------
Net income (loss) per share:
               Basic                                     $      (1.36)    $   1.20
               Effect of dilutive securities:
                   Stock options                                   --           --
                   Warrants                                        --           --
                                                         ------------     --------
               Diluted                                   $      (1.36)    $   1.20
                                                         ============     ========

All stock options and warrants outstanding as of December 31, 1998, were considered anti-dilutive; therefore, basic and weighted average number of common shares equals diluted weighted average number of shares at December 31, 1998. The period presented for the year ended December 31, 1997, pertains only to Argent Mortgage Corporation. There were no dilutive securities outstanding for this period for Argent Mortgage Corporation.


NOTE 7. INCOME TAX

Deferred tax assets and liabilities are determined based on the difference between financial and tax reporting bases of assets and liabilities. These differences result in taxable or deductible amounts in future years. No income tax information is provided for 1997 as all operations for that year were discontinued.

The provision for income taxes related to continuing operations consists of the following:

                                                        1998
                                                        ----
                    Current
                         Federal                         $0
                          State                           0
                                                         --
                                                          0
                    Deferred
                         Federal                          0
                         State                            0
                                                          0
                                                         --
                                                         $0
                                                         ==

The provision differs from the amount computed by applying the federal statutory rate to income (losses) from continuing operations before taxes as follows:

       Federal, Statutory Rate                                     (35.0)%
       State taxes net                                              (5.7)
       State Valuation Allowance                                     3.4
       State Net Operating Loss Limitations                          2.3
       Other
            -Meals and Entertainment                                  .1
            -Valuation Allowance-Federal                            34.9
                                                                    ----
                                                                     0.0%
                                                                    ====

Deferred tax assets (liabilities) were comprised of the following at December 31, 1998:

          Deferred tax assets:
             Net operating loss                            $  87,796
             Organization/start-up costs                      21,385
                                                           ---------
                                                             109,181
          Deferred tax liabilities:
             Depreciation                                     (3,700)
                                                           ---------
          Net deferred tax asset before
             valuation allowance                             105,481
          Less valuation allowance                          (105,481)
                                                           ---------
          Net deferred tax (liability) asset               $       0
                                                           =========

Valuation allowances have been placed against deferred tax assets due to uncertainties as to the ultimate realization of the asset.

NOTE 8. COMMITMENTS AND CONTINGENCIES

A malpractice suit filed against two of the Company's former subsidiaries on March 8, 1996, was mediated on July 16, 1997, with no resolution of the claim. This lawsuit claims damages in excess of the minimum jurisdictional limits and is being handled by the Company's malpractice carrier. The case was settled on or about October 1, 1998, without material liability of the Company.

On March 25, 1997, Clearview Capital Corporation filed a complaint in Orange County Superior Court against former senior management employees for breach of contract and injunctive relief. This action was subsequently removed to arbitration, where the defendants filed a counterclaim against Clearview for a de facto/constructive termination of their employment contracts and for indemnification for their defense. Without the Company's paying any settlement, this complaint was dismissed with prejudice in May 1998 by mutual agreement of the parties.

The Company filed a lawsuit against Clearview Holdings Corporation, S.A. ("CHC") on February 4, 1999, seeking to rescind the acquisition of Argent Mortgage Corporation based upon fraud by CHC. The Company alleges, among other things, that CHC knowingly made certain false representations concerning the financial condition, assets, and records of Argent Mortgage Corporation. The Company is seeking rescission of the purchase and cancellation of the 1,493,631 shares of the Company acquired by CHC as consideration for the sale of Argent Mortgage Corporation to the Company. On February 20, 1999, the Company served the complaint on CHC. CHC has not yet answered the Complaint If the Company is successful in rescinding the transaction, the shares of Argent Mortgage Corporation, the legal successor to Clearview Capital Corporation, would be ordered returned to CHC and the shares of the Company now held by CHC would be ordered cancelled or ordered for return to be cancelled.

Management of the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

NOTE 9. MANAGEMENT'S PLANS

During the year ended December 31, 1998, the Company incurred a net loss of $2,671,831. The loss was primarily attributed to discontinued operations of $2,010,217 and loss on disposal of discontinued operations of $101,204.

Management is currently evaluating and implementing several steps to improve the liquidity and operations of the Company. These steps include:

-   Seeking additional financing either in the form of debt or equity.

-   The acquisition of businesses that will immediately generate cash flow.

-   Entering into strategic alliances with banking and insurance companies.

-   Launching its debt management program through a vast marketing network.

The Company's ongoing operations have been funded in the main by senior management and the Chairman of the Company. As of December 31, 1998, the Chairman and CEO had entered into informal arrangements to fund the operations of the Company up to a level of $250,000. An informal offer of further financial support has also been made available by other members of senior management up to an additional $ 460,000, a portion of which was funded in the first quarter of 1999.

NetVoucher, Inc., which was acquired April 12, 1999, has started sales of merchant sites in four cities. Once satisfactory results are achieved in these cities, the rollout will continue nationwide (Note 10).

AFS will begin recruitment of independent sales agents during May 1999 and will begin offering several insurance and income protection products during this period. Revenues from the sale of the Argent Quest for Success product are expected to commence during the latter half of 1999.

NOTE 10. SUBSEQUENT EVENT

PURCHASE OF NET VOUCHER, INC.

On April 12, 1999, the Company acquired NetVoucher, Inc. ("NetVoucher"), an Alabama corporation engaged in the development of internet commerce software and merchandising programs, via a merger of NetVoucher with and into Argent Security Corporation ("ASC"), formally an inactive wholly-owned Nevada subsidiary of the Company. The transaction was carried out pursuant to a stock purchase agreement dated March 12, 1999, by the Company and the shareholders of NetVoucher (the "NetVoucher Agreement").

The consideration paid to the shareholders of NetVoucher was (i) 2,000,000 newly-issued, unregistered common shares of the Company, (ii) ten-year options to purchase up to 1,000,000 additional shares at an exercise price of $.25 per share, and (iii) ten-year options to purchase up to 1,000,000 shares at an exercise price of $25.00 per share, with each such exercise price, and the number of shares subject to acquisition under the options, to be adjusted for any future stock split or similar transaction of the Company. Also, the Company granted to two former senior executive officers and directors of NetVoucher and their assignees, ten-year options to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $ .25 per share. In addition to the foregoing consideration, within 60 days following the second anniversary of the closing date, the Company will pay to the former Class A shareholders of NetVoucher consideration in the amount of 30% of the value of the NetVoucher business at that time, as determined by a business valuation expert to be agreed upon. At the option of the Company, this consideration may be all cash, or a combination of cash and stock composed of at least 50% cash. Additionally, as consideration for the purchase, the following individuals were granted ten-year options to purchase common shares of the Company at $.25 per share, in the following amounts: James L. Thompson II, 450,000 shares; E. Micheal Davidson, 450,000 shares; Mark E. Hoffman, 50,00 shares; Daniel Davidson, 50,000 shares.

The NetVoucher Agreement further requires the Company to file a Registration Statement with the Securities and Exchange Commission with respect to the 2,000,000 shares issued in connection with the purchase of NetVoucher, as soon as practicable after the closing date, provided, however, that such registration is in conjunction with a public offering by the Company of newly-issued common stock or other securities and that other holders of unregistered securities are also permitted to register their securities at such time.