Form 10QSB
period 1999-03-31
ARGENT CAPITAL CORP
filed 1999-05-21
CIK 892833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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


Check whether the issuer: (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

        Number of shares of the issuer's sole class of common equity, outstanding as of the latest practicable date: 8,282,702 (April 16, 1999).

                          PART I. FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   ARGENT CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)



                                                               1999              1998
                                                           -----------       -----------
                          ASSETS
CURRENT ASSETS:
      Cash                                                 $    27,151       $     5,453
      Prepaid expenses                                              --             5,000
                                                           -----------       -----------
           Total current assets                                 27,151            10,453

SOFTWARE DEVELOPMENT                                           152,395            79,000
PROPERTY AND EQUIPMENT                                         645,910           634,648
      Less accumulated depreciation                           (481,270)         (478,329)
           Total property and equipment, net                   164,640           156,319
                                                           -----------       -----------
      Investment in NetVoucher, Inc.                           356,210                --

           Total assets of continuing operations           $   700,397       $   245,772
                                                           ===========       ===========


            LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                        $    26,389       $        --

NET LIABILITIES RELATED TO DISCONTINUED OPERATIONS             347,407           108,405

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY

      Common stock, $.001 par value, authorized
          100,000,000 shares issued 4,496,000 shares             4,496             2,589

      Additional paid-in capital                             2,133,083         1,454,197

      Treasury stock, 13,333 shares                            (63,281)          (63,281)

      Notes receivable                                          (1,839)           (1,839)

      Retained earnings (deficit)                           (1,745,857)       (1,254,299)
                                                           -----------       -----------
           Total shareholders' equity                          326,602           137,367
                                                               -------           -------
           Total liabilities and shareholders' equity      $   700,397       $   245,772
                                                           ===========       ===========



                 See Notes to Consolidated Financial Statements.

                   ARGENT CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                           1999            1998
                                                        ----------       ----------
REVENUES:
      Interest income                                   $      30        $       --
      Other income (expense)                                  555
                                                        ----------       ----------
           TOTAL REVENUE                                      585
                                                        ----------       ----------

GENERAL AND ADMINISTRATIVE EXPENSES                       311,254                --

LOSS FROM CONTINUING OPERATIONS                          (310,669)               --
DISCONTINUED OPERATIONS:

      Loss from discontinued operations                  (254,217)         (587,891)
      Gain from disposal of discontinued operations        73,329                --
                                                        ----------       ----------
           Net loss from discontinued operations          (180,889)        (587,891)
                                                        ----------       ----------
NET LOSS                                                $ (491,558)      $ (587,891)
                                                        ==========       ==========
Loss per share (Basic and diluted):
      Loss from continuing operations                   $   (0.09)       $       --
                                                        ----------       ----------
      Loss from discontinued operations                     (0.08)            (0.50)
      Gain from disposal of discontinued operations          0.02                --
                                                        ----------       ----------
           Net Loss from discontinued operations            (0.06)            (0.50)
                                                        ----------       ----------
      Net loss per share                                $   (0.15)       $    (0.50)
                                                        ==========       ==========


                 See Notes to Consolidated Financial Statements.

                   ARGENT CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 1999 and 1998


                                                                                                    1999                  1998
                                                                                                ------------          ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Loss from continuing operations                                                                 $   (310,669)         $         --
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
         Depreciation and amortization                                                                 2,941                    --
         Increase (decrease) in cash resulting from changes in operating accounts, net of acquisitions:
              Prepaid expenses                                                                         5,000                    --
         Increase (decrease) in liabilities:
              Accounts payable and accrued expenses                                                   26,389
                                                                                                ------------          ------------
                   Net cash used by operating activities of continuing operations                   (276,339)                   --

Income (loss) from discontinued operations                                                          (254,217)             (587,891)
Gain (Loss) on disposal of discontinued operations                                                    73,329
Adjustments to reconcile income (loss) from discontinued operations to net cash provided by (used in) operating activities of discontinued operations:
         Depreciation and amortization                                                               157,447                51,025
         Increase (decrease) in cash resulting from changes in operating accounts, net of acquisitions:
              Mortgage loans purchased for sale                                                           --           (21,331,953)
              Proceeds from sale of mortgage loans                                                 4,783,854            21,134,861
              Accounts receivable                                                                     26,991                34,345
              Income tax receivable                                                                  509,530               (10,000)
              Prepaid expenses                                                                        30,240              (113,809)
              Other assets                                                                            25,005                 4,393
              Accounts payable and accrued liabilities                                               (19,261)              121,370
              Income taxes payable                                                                        --                    --
              Deferred taxes                                                                              --                    --
              Valuation allowance on mortgage loans                                                 (535,000)              228,000
              Other deferred liabilities                                                                  --                    --
                                                                                                ------------          ------------
                   Net cash provided by (used in) operating activities of discontinued
                      operations                                                                   4,797,918              (469,659)
                                                                                                ------------          ------------

                      Net cash provided by (used in) operating activities                          4,521,579              (469,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                                       (470,362)               (3,746)
                                                                                                ------------          ------------
                   Net cash used in investing activities of continuing operations                   (470,362)               (3,746)
                                                                                                ------------          ------------

         Cash acquired from acquisitions, net of cash paid                                                --               928,526
         Proceeds from sale of fixed assets                                                           64,712                    --
         Collection of Notes receivable                                                                   --                72,521
                                                                                                ------------          ------------
                   Net cash provided by investing activities of discontinued operations               64,712             1,001,047
                                                                                                ------------          ------------

                   Net cash provided by investing activities                                        (405,650)              997,301

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sale of common stock                                                          680,793                    --
                                                                                                ------------          ------------
                   Net cash provided by financing activities of continuing operations                680,793                    --
                                                                                                ------------          ------------

         Payments of notes payable                                                                        --
         Net increase (decrease) in warehouse financing facility                                  (4,547,029)              425,917
                                                                                                ------------          ------------
                   Net cash provided by (used in) financing activities of discontinued
                       operations                                                                 (4,547,029)              425,917
                                                                                                ------------          ------------

                   Net cash provided by (used in) financing activities                            (3,866,236)              425,917
                                                                                                ------------          ------------

NET DECREASE IN CASH                                                                                 249,693               953,559
CASH AT BEGINNING OF PERIOD                                                                           87,668               407,147
                                                                                                ------------          ------------
CASH AT END OF PERIOD                                                                           $    337,361          $  1,360,706
                                                                                                ============          ============

CASH - DISCONTINUED OPERATIONS                                                                  $    310,215          $  1,360,706
CASH - CONTINUING OPERATIONS                                                                          27,146
                                                                                                ------------          ------------
TOTAL CASH, END OF PERIOD                                                                       $    337,361          $  1,360,706
                                                                                                ============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest                                                                               $         --          $    231,993
                                                                                                ============          ============

         Income taxes                                                                           $         --          $         --
                                                                                                ============          ============

DETAIL OF BUSINESSES ACQUIRED IN PURCHASE BUSINESS
         COMBINATIONS:
         On February 27, 1998, the company acquired Argent Mortgage Corporation.
         A summary of the transaction is as follows:

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
                                                                                                                      ============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements at March 31, 1999 include the accounts of Argent Capital Corporation ("ACC"), a corporation organized in the State of Nevada, and its majority-owned subsidiaries (collectively, the "Company"). The subsidiaries include Argent Mortgage Corporation (previously known as Clearview Capital Corporation), Argent Financial Services, Inc. ("AFS"), Sullivan and Mock Corporation of Nevada ("Sullivan and Mock") and Sunport Medical Corporation (USA). All significant inter-company accounts and transactions have been eliminated in consolidation.

Prior to February 27, 1998, the Company operated as Sunport Medical Corporation, a company organized in British Columbia. On February 27, 1998, pursuant to a Stock Purchase Agreement, ACC and Clearview Capital Corporation ("CCC") completed a reverse merger whereby ACC acquired CCC. Immediately after the merger, CCC changed its name to Argent Mortgage Corporation. In the merger, shareholders of CCC received approximately 75% of the total issued and outstanding common stock of ACC. Since the former CCC shareholders received a substantial majority of the shares of common stock of ACC, the transaction was treated as a purchase of ACC by CCC for accounting purposes. As a result, the historical financial statements of ACC for the periods prior to the merger are those of CCC, rather than those of ACC. The purchase price was allocated as included in the accompanying Statement of Cash Flows.

The percentage interest of CHC in the Company's common stock outstanding has been reduced to approximately 18% pursuant to adjustments provided for in the Stock Purchase Agreement due to changes in the financial condition of Argent Mortgage Corporation after the closing, and the issuance of additional common stock.

On August 31, 1998, the Company acquired all of the outstanding stock of Sullivan and Mock for approximately $402,000 in cash. Sullivan and Mock was a mortgage banking company doing business in Nevada.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 1998, the Company incurred a loss of $2,671,831 and, as of that date, the Company's deficit was $1,426,716. During the three months ended March 31, 1999 the Company lost $491,558. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

SALE OF MORTGAGE LOANS

Gains and losses resulting from sales of mortgage loans are recognized at settlement date, based on the difference between the selling price and the carrying value of the related loans sold. Nonrefundable fees and direct costs associated with the purchase of mortgage loans are deferred and recognized when the loans are sold. The Company sells all loans on a servicing released basis.


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


RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1999 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.


NOTE 2. DISCONTINUED OPERATIONS

During the fourth quarter of 1998, the Company determined that the mortgage banking business no longer fit its strategic plan and, as such, decided to discontinue its mortgage banking activities. The mortgage banking business is reported as a discontinued operation for all periods presented. The consolidated balance sheet, consolidated statements of operations and cash flows and related notes to the consolidated financial statements have been restated to conform to the discontinued operations presentation.

The following details all of the assets and liabilities related to discontinued operations at March 31, 1999 and December 31, 1998:

                                                        1999           1998
                                                     ----------     -----------
ASSETS
Cash                                                  $ 312,220      $   82,215
Accounts receivable                                       9,500          36,492
Mortgage loans held for sale                                          4,248,854
Prepaid expenses                                                         30,240
Income taxes receivable                                                 571,858
Furniture, fixtures, and equipment                                      322,416
  Less: accumulated depreciation                                       (124,758)
                                                                     ----------
      Total furniture and equipment, net                                197,658
Other assets                                             46,895          75,050
                                                      ---------      ----------
      Total assets                                    $ 369,615      $5,242,367
                                                      =========      ==========

LIABILITIES
Accounts payable                                      $ 701,843      $  726,235
Warehouse financing facilities                                        4,547,030
Deferred income tax liability                                            62,328
Other deferred credits                                   15,179          15,179
                                                      ---------      ----------
      Total liabilities                                 717,022       5,350,772
                                                      ---------      ----------
NET LIABILITIES RELATED TO DISCONTINUED
  OPERATIONS                                          $(347,407)     $ (108,406)
                                                      =========      ==========

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


SETTLEMENT OF WAREHOUSE FINANCING FACILITIES

On or about March 5, 1999, the Company entered into a settlement agreements with certain warehouse lenders which had financed its mortgage lending business during 1998. Under the settlement agreements, the Company paid $325,000 in cash and transferred ownership interest in mortgage loans totaling approximately $3,186,000 as payment for the balance due of approximately $3,105,000 plus accrued interest under the facilities.


NOTE 3. SALE OF NOTES RECEIVABLE

As of November 18, 1998, the Company consummated the sale of notes receivable to a third party for total cash consideration of $250,000, of which $75,000 was for the purchase of a $100,000 note due from a retail mortgage company and $175,000 for the purchase of a $495,907 note secured by real estate.


NOTE 4. WAREHOUSE FINANCING FACILITIES

In October 1997, the Company obtained a $15,000,000 revolving warehouse-financing facility under which the Company may borrow, repay, and reborrow funds. Interest under the facility was charged at a floating rate of LIBOR plus 2%. The agreement required payment of a warehousing fee in advance, as well as requiring Argent Mortgage Corporation to maintain a certain minimum level of tangible net worth. Borrowings under the facility were covered by a security interest in certain mortgage loans towards which the advances were made. This warehouse financing facility was due on July 31, 1998, but was subject to continuing renewals under an indefinite series of available 3-month extensions. The facility required that payment be due from the receipt of 100% of the funds from the sale of the underlying collateral mortgage loans.

The Company breached certain covenants under this line and no additional advances were made in 1999 under this facility. As the loans that were pledged under this agreement were sold the facility was liquidated pursuant to a settlement agreement dated March 5, 1999 as discussed in Note 2.

In June 1998, the Company obtained a new borrowing facility from another warehouse lender. The interest rate on this facility ranged from 2-4% over prime, depending upon the security position of the collateral mortgages warehoused. This facility was also settled on March 5, 1999 as discussed in
Note 2.

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


STOCK OPTIONS:

The Company has issued stock options at fair value to certain directors and employees; such stock options vest upon issuance and expire five years from issuance. The transactions for the year ended December 31, 1998 and the quarter ended March 31, 1999 are summarized as follows and have been adjusted for the Company's 30 to 1 reverse split that was effective February 27, 1998:

                                                            Weighted
                                   Shares Subject            Average
     Outstanding At                   to Option           Exercise Price
     --------------                --------------         --------------
       12/31/98                         55,000                $4.50
        3/31/99                         55,000                $4.50

At March 31, 1999, 55,000 options were exercisable and the weighted average remaining contractual life was 25 months.


ISSUANCE OF COMMON STOCK:

On November 15, 1998, an officer of the Company was issued 183,911 common shares at a nominal price pursuant to an employment agreement dated April 15, 1998. The Company recorded $172,417 as compensation expense, representing the difference between the fair value of stock and the proceeds from the officer.


WARRANTS:

On October 30, 1998, warrants were issued to two directors in conjunction with the issuance of 280,000 shares of common stock. The warrants grant the right to purchase, in the aggregate, 280,000 shares of common stock of the Company for $.25 per share. The weighted average remaining contractual life of the warrants was 30 months as of March 31, 1999. The fair value of the warrants was considered costs of raising capital and was recorded as additional paid-in capital.

During the first quarter of 1999 warrants to purchase 140,000 shares of common stock of the Company were exercised. In addition warrants to purchase 1,736,664 were issued to four directors in conjunction with the issuance of 1,736,664 shares of common stock. The warrants outstanding at March 31, 1999 grant the right to purchase, in the aggregate, 1,876,664 shares of common stock of the Company for $.25 per share. The weighted average remaining contractual life of the warrants was 34.7 months as of March 31, 1999. The fair value of the warrants was considered costs of raising capital, and recorded as additional paid-in capital.


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

NOTE 6. NET LOSS PER SHARE

A reconciliation of the numerators and denominators used in basic and diluted net income (loss) per share is as follows for the three-months ended
March 31, 1999 and 1998:


                                                               1999           1998
                                                           -----------     -----------
Loss from continuing operations                            $ (310,669)      $       --
Loss from discontinued operations                            (254,217)        (587,891)
Gain on disposal of discontinued operations                    73,329               --
                                                           ----------       ----------
Net Loss from discontinued operations                        (180,889)        (587,891)
                                                           ----------       ----------
Net Loss                                                   $ (491,558)      $ (587,891)
                                                           ==========       ==========
Weighted average number of common shares:
               Basic                                        3,199,163        1,179,567
               Effect of dilutive securities:
                   Stock options                                   --               --
                   Warrants                                        --               --
                                                           ----------       ----------
               Diluted                                      3,199,163        1,179,567
                                                           ==========       ==========
Net Loss per share:
     Loss from continuing operations                       $     (0.9)      $       --
                                                           ----------       ----------
     Loss from discontinued operations                           (0.8)            (.50)
     Income from disposal of discontinued Operations              0.2               --
                                                           ----------       ----------
Net Loss from discontinued Operations                            (0.6)            (.50)
                                                           ----------       ----------

Net Loss per share:
               Basic                                       $     (.15)      $     (.50)
               Effect of dilutive securities:
                   Stock options                                    --              --
                   Warrants                                         --              --
                                                           -----------      ----------
               Diluted                                     $      (.15)     $     (.50)
                                                           ===========      ==========


All stock options and warrants outstanding as of March 31, 1999, were considered anti-dilutive; therefore, basic and weighted average number of common shares equals diluted weighted average number of shares at March 31, 1999 and 1998.

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
                                                          0
                                                         --
                                                         $0
                                                         ==

The provision differs from the amount computed by applying the federal statutory rate to income (losses) from continuing operations before taxes as follows:

         Federal Statutory Rate                             (35.0)%
         State Taxes Net                                     (5.7)
         State Valuation Allowance                            3.4
         State Net Operating Loss Limitations                 2.3
         Other
           - Meals and Entertainment                           .1
           - Valuation Allowance - Federal                   34.9
                                                             ----
                                                              0.0%

Deferred tax assets (liabilities) were comprised of the following at December 31, 1998:

          Deferred tax assets:
             Net operating loss                            $  87,796
             Organization/start-up costs                      21,385
                                                           ---------
                                                             109,181
          Deferred tax liabilities:
             Depreciation                                     (3,700)
                                                           ---------
          Net deferred tax asset before
             valuation allowance                             105,481
          Less valuation allowance                          (105,481)
                                                           ---------
          Net deferred tax (liability) asset               $       0
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

The Company's ongoing operations have been funded in the main by Directors of the Company. During the three months ended March 31, 1999, the Directors contributed approximately $500,000 in capital and another $225,000 has been contributed subsequent to March 31, 1999.

NetVoucher, Inc., which was acquired April 12, 1999, has started sales of merchant sites in four cities. Once satisfactory results are achieved in these cities, the rollout will continue nationwide.

AFS will begin recruitment of independent sales agents during May 1999 and will begin offering several insurance and income protection products during this period. Revenues from the sale of the Argent Quest for Success product are expected to commence during the latter half of 1999.


NOTE 10. SUBSEQUENT EVENT

PURCHASE OF NET VOUCHER, INC.

On April 12, 1999, the Company acquired NetVoucher, Inc. ("NetVoucher"); an Alabama corporation engaged in the development of internet commerce software and merchandising programs, via a merger of NetVoucher with and into Argent Security Corporation ("ASC"), formally an inactive wholly-owned Nevada subsidiary of the Company. The transaction was carried out pursuant to a stock purchase agreement dated March 12, 1999, by the Company and the shareholders of NetVoucher (the "NetVoucher Agreement").

The consideration paid to the shareholders of NetVoucher was (i) 2,000,000 newly-issued, unregistered common shares of the Company, (ii) ten-year options to purchase up to 1,000,000 additional shares at an exercise price of $.25 per share, and (iii) ten-year options to purchase up to 1,000,000 shares at an exercise price of $25.00 per share, with each such exercise price, and the number of shares subject to acquisition under the options, to be adjusted for any future stock split or similar transaction of the Company. Also, the Company granted to two former senior executive officers and directors of NetVoucher and their assignees, ten-year options to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $.25 per share. In addition to the foregoing consideration, within 60 days following the second anniversary of the closing date, the Company will pay to the former Class A shareholders of NetVoucher, consideration in the amount of 30% of the value of the NetVoucher business at that time, as determined by a business valuation expert to be agreed upon. At the option of the Company, this consideration may be all cash or a combination of cash and stock composed of at least 50% cash.

The NetVoucher Agreement further requires the Company to file a registration statement with the Securities and Exchange Commission for a registered public offering as soon as practicable after the closing date, which shall include the shares of the Company issued to the former shareholders of NetVoucher. The Agreement also provides that the Company must take no action which would result in the equity ownership represented by the shares and the options issued in the transaction to be reduced below 23.55% equity ownership of the Company. Further, two former senior officers and directors of NetVoucher, or persons designated by them and acceptable to the Company, are expected to be appointed to the Board of Directors of the Company.

ITEM 2. PLAN OF OPERATION

The Company conducts its business through two recently established subsidiaries, Argent Financial Services, Inc. and NetVoucher, Inc.


PURCHASE OF NET VOUCHER, INC.

On April 12, 1999, the Company acquired NetVoucher, Inc. ("NetVoucher"), an Alabama corporation engaged in the development of internet commerce software and merchandising programs, via a merger of NetVoucher with and into Argent Security Corporation ("ASC"), formerly an inactive, wholly-owned Nevada subsidiary of the Company. The transaction was carried out pursuant to a stock purchase agreement dated March 12, 1999, by the Company and the shareholders of NetVoucher (the "NetVoucher Agreement").

The consideration paid pro-rata to the former shareholders of NetVoucher was (i) 2,000,000 newly-issued, unregistered common shares of the Company, (ii) ten-year options to purchase up to 1,000,000 additional shares at an exercise price of $.25 per share, and (iii) ten-year options to purchase up to 1,000,000 shares at an exercise price of $25.00 per share, with each such exercise price, and the number of shares subject to acquisition under the options, to be adjusted for any future stock split or similar transaction of the Company. As part of the consideration for the transaction, the Company also granted to two former senior executive officers and directors of NetVoucher and their assignees, additional ten-year options to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $ .25 per share. In addition to the foregoing consideration, within 60 days following the second anniversary of the closing date, the Company is required to pay to the former Class A shareholders of NetVoucher consideration in the amount of 30% of the value of the NetVoucher business at that time, as determined by a business valuation expert to be agreed upon. At the option of the Company, this consideration may be all cash, or a combination of cash and stock of the Company composed of at least 50% cash.

The NetVoucher Agreement requires the Company to file a Registration Statement with the Securities and Exchange Commission with respect to the 2,000,000 shares issued in connection with the purchase of NetVoucher, as soon as practicable after the closing date, provided, however, that such registration is in conjunction with a public offering by the Company of newly-issued common stock or other securities and that other holders of unregistered securities are also permitted to register their securities at such time. The NetVoucher Agreement additionally requires the Company to appoint to its Board of Directors two individuals to be chosen by former controlling shareholders of NetVoucher, Inc. and reasonably acceptable to the Company, and to exercise its best efforts to cause the election of a third such individual to its Board of Directors at the Company's next annual meeting of shareholders.

NETVOUCHER PLAN OF OPERATION

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

The NetVoucher internet advertising system (the "NetVoucher System") is actually comprised of several related, software and internet-based products and services providing for interactive marketing and advertising by merchants, to and with consumers. These were developed by Optimize, Inc. ("Optimize"), a former shareholder of NetVoucher, which transferred to NetVoucher all equipment, personnel, rights to the software and related intellectual property rights, including trademarks and copyrights, which collectively comprise the NetVoucher System. The elements of the NetVoucher System, which have been substantially developed to date and which are being tested, include the following: (1) NetVoucher and e-Advertising (which are internet-based advertising products to be sold to merchants); (2) NetVoucher Plus (an enhancement to

NetVoucher and e-Advertising); (3) e-point (an internet software product which tracks customer sales; and (4) other elements, including a merchant kit, advertising strategies manuals and an internet software training product. NetVoucher either has obtained, or is in the application process for, trademark and service mark protection for all of these products and services, and may seek patent, trademark and other intellectual property right protection for other elements as well.

Consumers will be offered enrollment, without fees, as users of the NetVoucher System. By logging on to the system, consumers will have access to promotions offered by merchant members. NetVoucher expects that the benefits afforded consumers through enrollment will facilitate strong development of the consumer and merchant subscriber base, but is unable to make definitive projections at this time.

NetVoucher began testing the system in Birmingham, Alabama during March, 1999, and management expects to begin rolling out the system nationwide in May, 1999. The business plan calls for a presence in every major city in the United States. NetVoucher has contracted national and regional marketing directors, and area coordinators in a number of regions of the United States to begin the national roll-out. The budget and the timetable for the national roll out are still under development, and the national roll out will depend to some degree on the availability of sufficient funds to make the system operational nationwide. To date, NetVoucher has begun offering merchant sites in four cities.

NetVoucher is expected to be marketed through a nationwide independent sales force. The Company's business plan calls for approximately 9,000 salespersons to be recruited by independent sales managers throughout the United States. Approximately 400 City Directors ("CD's") will be responsible for creating the local merchant websites as sales occur. A merchant kit including various advertising and promotional media will be provided to each merchant to display the NetVoucher logo and encourage local membership. Merchant Kits inventory will be held by CD's and fulfilled from Birmingham, Alabama.

Pro forma estimates for NetVoucher indicate a total operating cash requirement of approximately $350,000 during the second quarter of 1999. The Company's cash flow projections indicate that cash flow from operations will be positive in the third and fourth quarters of 1999. However, the cash flow projections are necessarily based on incomplete information and certain assumptions, which are subject to change and revisions regardless of the effectiveness of management in pursuing its plans.

The success of the NetVoucher System will depend upon the full functionality of the software, the presence or absence of competing products and services in the marketplace, and acceptance of the system by merchants and consumers. All these factors have some degree of uncertainty, particularly since the field of internet advertising and marketing is in its infancy. There may be competing products in use or under development of which the Company is unaware and the technology is subject to rapid change and innovation. Due to these factors, management is unable to make specific cash flow, profitability, cost or revenue projections at the present time.

In order to bring the NetVoucher System up to full functionality and security, the Company expects to invest approximately $450,000 in capital additions, comprised primarily of computer hardware and software.

The number of employees required to fully staff NetVoucher for national operations throughout the U.S. is expected to be approximately 40, including 8-10 in accounting and 20-30 in sales and marketing in support and maintenance of new and existing websites. These employees will be added over the course of the next twelve months, as sales volumes reach anticipated levels.

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


ARGENT FINANCIAL SERVICES

Argent Financial Services, Inc. ("AFS"), a wholly-owned subsidiary of the Company, was formed in June, 1998. As further described below, AFS will market the Company's proprietary, state-of-the-art software system, Argent Quest For Success. Management intends to launch the operations of AFS by the end of May, 1999, commencing with the recruitment of independent sales agents to offer several insurance and income protection products. The Company and AFS have recently been in active discussions with a major insurance company located in the Southeastern U.S. with a view to offering its products through such a network of independent, affiliated sales agents. The business plan calls for over 15,000 independent agents, and the addition of up to 60 employees in 1999.

Management plans to launch Argent Quest for Success through AFS during the latter half of 1999. AQS is a multi-media advanced consumer education and success implementation software with eight specialized "modules." These modules address wealth building, debt elimination, insurance needs, estate planning, home mortgages, basic budgeting, tax savings and dream achievement. AFS also intends to offer consumers on-line based products and services, such as internet shopping, banking, stock trading, and other internet tools.

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

It is anticipated that AFS will have a negative cash flow from operations during the next six months and perhaps longer. Management's cash flow projections are necessarily based on incomplete information and upon certain assumptions, which are subject to change and revisions regardless of the effectiveness of management in pursuing its implementation goals. Cash required to fund operations during the first three quarters is projected to be in excess of $1 million. Funding is expected to be provided by investors and by strategic partners, such as providers of various financial products to be sold through AFS, but AFS and the Company do not presently have any binding commitments for funding.

Products are being developed by third parties under AFS' direction and by insurance company strategic partners. Agreements have also been entered into to market products developed by outside third parties. AFS is also in discussions with potential strategic partners that would provide various banking products to AFS clients.

AFS expects to expend approximately $400,000 for furniture and computer equipment to support its operations. In addition, computer software acquisitions will approximate $100,000 during 1999. To the extent financing is available, these purchases will be financed.

The business plan calls for the addition of over 60 employees during 1999. The majority of the additions will be staff required to support the national marketing organization.


LIQUIDITY AND FINANCIAL RESOURCES

Although the Company raised over $500,000 in capital during the first quarter of 1999, and an additional amount of approximately $400,000 to date during the second quarter of 1999, it believes that cash from continuing operations and borrowings, if any, will not be sufficient to fund the strategic plans described herein. Management is actively seeking additional investors to infuse new capital. The majority of the new capital raised in 1999 has been contributed by the Directors of the Company, and substantial portions thereof have represented salary foregone by such officers in exchange for newly issued equity securities of the Company. There can be no assurance that the Directors will continue to contribute additional capital or that executive officers will continue to forgo salary.


FINANCIAL POSITION

Cash from continuing operations and borrowings are not expected to be sufficient to fund continuing operations. The proceeds from the capital contributions were used to fund continuing operations and to advance funds to Optimize in anticipation of the acquisition of NetVoucher, Inc.


RESULTS OF  OPERATIONS

The loss for 1999 is primarily the loss from discontinued operations net of gain from the disposal of those operations. The loss from continuing operations is primarily general and administrative costs associated with the start up of continuing operations.


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



                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is party to certain legal proceedings incidental to its business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material adverse effect on the Company's business or financial condition. Set forth below is a summary description of a pending lawsuit involving the Company.

Argent Capital Corporation v. Clearview Holding Corporation S.A. -- Orange County Superior Court, Case No. 805225. This case arises from the consummation of the reverse merger by which the Company acquired Clearview Capital Corporation (now known as "Argent Mortgage Corporation") from Clearview Holdings Corporation, S.A. ("CHC"). This suit, filed on February 4, 1999, seeks to rescind the acquisition of Argent Mortgage Corporation based upon fraud by CHC in connection with the Stock Purchase Agreement, dated December 19, 1997, pursuant to which the Company acquired Argent Mortgage Corporation . The Company alleges, among other things, that CHC knowingly made certain false representations concerning the financial condition, assets and records of Argent Mortgage Corporation. The Company is seeking rescission of the purchase and cancellation of the 1,493,631 shares of the Company acquired by CHC as consideration for the sale of Argent Mortgage Corporation to the Company. On February 20, 1999, the Company served the complaint on CHC by serving Mr. Pieter
G. K. Oosthuizen, a former director and a current beneficial shareholder of the Company. Mr. Oosthuizen has represented himself to be in control of Nuova Arca Investments, Ltd., the corporation which, he has represented, owns 100 per cent of the shares of CHC. CHC has not yet answered the Complaint.


ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)    Not applicable.

(b)    Not applicable.

(c) As more particularly described in Part I., Item 2., above and in Company's Form 8-K, filed on April 28, 1999, and its Form 10-KSB, filed May 3, 1999, both of which are incorporated by reference herein, effective April 12, 1999, the Company issued to the former shareholders of NetVoucher, Inc. certain shares of its Common Stock and options to purchase additional shares of its Common Stock.

Other Issuances
---------------

In the first quarter of 1999 and in April, 1999, the Company directly sold and issued shares of its Common Stock ("Shares") to parties which were otherwise unaffiliated with the Company at the time (except as indicated elsewhere herein or in prior filings with the Commission), and additionally sold and issued to certain directors and members of management investment units composed of Shares and warrants for the purchase of additional Shares as of the dates, and for the consideration specified, in the Table of Share Issuances attached as Exhibit 99 to this Form 10-QSB. As indicated in said Exhibit, the investment units sold to certain members of management and directors were issued for consideration comprised of cash or services rendered.

Each investment unit was comprised of one Share of the Company's restricted (currently non-tradeable) Common Stock and one warrant to purchase an additional Share of restricted Common Stock at any time or from time to time during a three-year period following the respective issuance dates of the warrants. The purchase price of the restricted Shares subject to acquisition under the warrants is $.25 per Share, and any number of restricted Shares up to the number granted in the respective warrants may be purchased during the warrants' validity. The directors of the Company approved the issuance of these restricted Shares and warrants at that prices indicated to provide necessary working capital for the Company at the time, and, with respect to the issuances to officers and directors, in order to retain these critical personnel.

All securities issued were sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, based upon the execution of stock purchase agreements in conformity with the requirements for the use of such exemption. No underwriters were used and there were no underwriting discounts or commissions.

The funds received from these issuances are being used for working capital and as general operating funds of the Company and its subsidiaries.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

               Not applicable.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

ITEM 5.        OTHER INFORMATION.

               Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)    Exhibits

                      (1) Financial Statements included in Part I of this Report, Item 1 of this Report:

                          Consolidated Balance Sheets, dated March 31, 1999 and December 31, 1998

                          Consolidated Statements of Operations, dated March 31, 1999 and March 31, 1998.

                          Consolidated Statements of Cash Flow, dated March 31, 1999 and March 31, 1998

                          Notes to Consolidated Financial Statements

                          2) Material Contracts

                                (a) Stock Purchase Agreement, attached as
                                    Exhibit 10(a)

                                (b) MIS Contract, attached as Exhibit 10(b)

                          3) Financial Data Schedule, attached as Exhibit 27.

                          4) Table of Share Issuances, attached as Exhibit 99.

               (b)  Reports on Form 8-K

                    No report on Form 8-K was filed during the quarter ended March 31, 1999. The following reports on Form 8-K have been filed by the registrant since March 31, 1999.

                    (i) Form 8-K filed and dated April 28, 1999, reporting the merger of NetVoucher, Inc. into Argent Security Corporation, a wholly-owned subsidiary of the registrant.

                    (ii) Form 8-K filed and dated May 17, 1999, reporting the
                         resignation of Deloitte & Touche, LLP, as independent auditor to the registrant.

                         No financial statements were filed with such reports.


                                   SIGNATURES


               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        REGISTRANT

                                        ARGENT CAPITAL CORPORATION


May 21, 1999                            By  /s/ CHRISTOPHER MILLAR
                                           ------------------------------------
                                                President
                                                and Chief Executive Officer


                                        By  /s/ ROY L. PAINTER
                                           ------------------------------------
                                                Chief Operating Officer
                                                Chief Financial Officer