Form 10QSB
period 1999-06-30
ARGENT CAPITAL CORP
filed 1999-08-26
CIK 892833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                        COMMISSION FILE NUMBER 000-20702


                           ARGENT CAPITAL CORPORATION
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                        NEVADA                          88-0383765
           (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER
         OF INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

            5410 MARYLAND WAY, SUITE 440
                    BRENTWOOD, TN                           37027
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

                                 Yes [X] No [ ]

Number of shares of the issuer's sole class of common equity, outstanding as of the latest practicable date: 8,680,646 (August 25, 1999).

                           ARGENT CAPITAL CORPORATION

                               INDEX TO FORM 10QSB

             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999



                          PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements:

             Consolidated Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998

             Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 1999 (unaudited)

             Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998 (unaudited)

             Notes to the Consolidated Financial Statements for the Six Months Ended June 30, 1999 (unaudited)

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

                   ARGENT CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998



                                                                    1999                 1998
                                                                 -----------          -----------
                                ASSETS

CURRENT ASSETS:
    Cash                                                         $     18,725         $     5,453
    Accounts Receivable                                                 7,081                --
    Stock Subscription Receivable                                     233,000
    Prepaid expenses                                                     --                 5,000
                                                                 ------------         -----------
         Total current assets                                         258,806              10,453
                                                                 ------------         -----------

SOFTWARE AND CAPITALIZED DEVELOPMENT COSTS                            500,444              79,000
    Less accumulated amortization                                     (10,836)               --
                                                                 ------------         -----------
          Total software and capitalized development
              costs, net                                              489,608              79,000
                                                                 ------------         -----------

PROPERTY AND EQUIPMENT                                                678,421             634,648
    Less accumulated depreciation                                    (492,487)           (478,329)
                                                                 ------------         -----------
         Total property and equipment, net                            185,934             156,319
                                                                 ------------         -----------

GOODWILL (Note 6)                                                  13,771,817                --
      Less accumulated amortization                                  (327,900)               --
                                                                 ------------         -----------
         Total goodwill, net                                       13,443,917                --
                                                                 ------------         -----------

OTHER ASSETS                                                           10,130                --
                                                                 ------------         -----------

         Total assets of continuing operations                     14,388,395             245,772
                                                                 ------------         -----------

NET ASSETS RELATED TO DISCONTINUED OPERATIONS                          33,482                --
                                                                 ------------         -----------

              Total assets                                       $ 14,421,877         $   245,772
                                                                 ============         ===========

               LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                              $    271,573         $      --
NET LIABILITIES RELATED TO DISCONTINUED OPERATIONS                       --               108,405

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value, authorized 100,000,000
       shares issued 8,555,646 shares                                   8,556               2,589
    Additional paid-in capital                                     16,831,947           1,454,197
    Treasury stock, 13,333 shares                                     (63,281)            (63,281)
    Notes receivable                                                     --                (1,839)
    Retained earnings (deficit)                                    (2,626,918)         (1,254,299)
                                                                 ------------         -----------
         Total shareholders' equity                                14,150,304             137,367
                                                                 ------------         -----------

         Total liabilities and shareholders' equity              $ 14,421,877         $   245,772
                                                                 ============         ===========




                 See Notes to Consolidated Financial Statements.

                   ARGENT CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                        1999               1998
                                                    -----------         -----------

REVENUE:
    Interest income                                 $        30         $      --
    Other income                                          6,804                --
                                                    -----------         -----------
               TOTAL REVENUE                              6,834                --

GENERAL AND ADMINISTRATIVE EXPENSES                   1,618,590                --
                                                    -----------         -----------

LOSS FROM CONTINUING OPERATIONS                      (1,611,756)               --

GAIN (LOSS) FROM DISCONTINUED OPERATIONS                239,137            (620,955)
                                                    -----------         -----------

NET (LOSS)                                          $(1,372,619)        $  (620,955)
                                                    ===========         ===========

Loss per share (Basic and diluted):

    Loss from continuing operations                 $     (0.29)        $      --
    Gain (Loss) from discontinued operations               0.05               (0.36)
                                                    -----------         -----------

    Net loss per share                              $     (0.24)        $     (0.36)
                                                    ===========         ===========



                 See Notes to Consolidated Financial Statements.

                   ARGENT CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



                                                        1999              1998
                                                    -----------        ----------
REVENUE:
    Interest income                                 $      --           $     --
    Other income                                          6,249               --
                                                    -----------         ----------
              TOTAL REVENUE                               6,249               --

GENERAL AND ADMINISTRATIVE EXPENSES                   1,307,336               --
                                                    -----------         ----------

LOSS FROM CONTINUING OPERATIONS                      (1,301,087)              --

GAIN (LOSS) FROM DISCONTINUED OPERATIONS                420,026            (33,064)
                                                    -----------         ----------

NET (LOSS)                                          $  (881,061)        $  (33,064)
                                                    ===========         ==========

Loss per share (Basic and diluted):
    Loss from continuing operations                 $     (0.16)        $     --
    Gain (Loss) from discontinued operations               0.05              (0.03)
                                                    -----------         ----------

    Net loss per share                              $     (0.11)        $    (0.03)
                                                    ===========         ==========




                 See Notes to Consolidated Financial Statements.

                   ARGENT CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                                           1999               1998
                                                                                       -----------         ----------

CASH FLOW FROM OPERATING ACTIVITIES:
Loss from continuing operations                                                        $(1,611,756)        $      --
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
       Depreciation and amortization                                                       352,894                --
       Stock subscription receivable                                                      (233,000)
            Accounts receivable                                                             (7,081)               --
            Prepaid expenses                                                                 5,000                --
            Other assets                                                                   (10,130)               --
            Accounts payable and accrued liabilities                                       271,573                --
                                                                                       -----------         -----------
                 Net cash used by operating activities of continuing operations         (1,232,500)               --

Income (loss) from discontinued operations                                                 239,137            (620,955)

Non-cash gains from discontinued operations                                                (98,504)

Net cash provided/(used) in disposal of discontinued operations                           (123,713)          7,698,094

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                                (43,773)            (76,635)
       Acquisition of NetVoucher, Inc.                                                    (421,444)               --
       Cash acquired from acquisitions, net of cash paid                                      --               928,526
       Collection of Notes receivable                                                         --                99,176
                                                                                       -----------         -----------
                 Net cash provided by investing activities                                (465,217)            951,067
                                                                                       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                                            1,611,904                --
       Disposal of warehouse financing facility                                                             (7,658,076)
                                                                                       -----------         -----------
                 Net cash provided by (used in) financing activities                     1,611,904          (7,658,076)
                                                                                       -----------         -----------

NET INCREASE (DECREASE) IN CASH                                                            (68,893)            370,130

CASH AT BEGINNING OF PERIOD                                                                 87,668             407,147
                                                                                       -----------         -----------
CASH AT END OF PERIOD                                                                  $    18,775         $   777,277
                                                                                       ===========         ===========




                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements at June 30, 1999 include the accounts of Argent Capital Corporation ("ACC"), a corporation organized in the State of Nevada, and its wholly-owned subsidiaries (collectively, the "Company"). The subsidiaries include Argent Mortgage Corporation (previously known as Clearview Capital Corporation), Argent Financial Services, Inc. ("AFS"), NetVoucher, Inc., Sullivan and Mock Corporation of Nevada ("Sullivan and Mock") and Sunport Medical Corporation
(USA). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

On April 12, 1999 the Company acquired NetVoucher, Inc. which is detailed in
Note 10.


GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 1998, the Company incurred a loss of $2,671,831 and, as of that date, the Company's deficit was $1,426,716. During the six months ended June 30, 1999 the Company lost $1,378,988. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 2, the Company has discontinued primarily all of its previous operations as of December 31, 1998. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations from sources that are described in Note 9 to the financial statements.


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

-   Entering into strategic alliances with banking and insurance companies.

The Company's ongoing operations have been funded in the main by Directors of the Company and some qualified investors. During the three months ended March 31, 1999, the Directors contributed approximately $500,000 in capital. During the three months ended June 30, 1999, an additional $1,000,000 in capital was raised.

NetVoucher, Inc., which was acquired April 12, 1999, has started sales of merchant sites in eighteen cities. Once satisfactory results are achieved in these cities, the rollout will continue nationwide.

AFS will begin recruitment of independent sales agents during November 1999 and will begin offering several insurance and income protection products during this period. Revenues from the sale of the AFS proprietary product are expected to commence during the first quarter of 2000.

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

In conjunction with the discontinuance of the mortgage banking business, Sullivan & Mock was closed as of February 15, 1999. As of March 31, 1999, the company terminated the leases on its Huntington Beach, California location. The landlord waived all obligations under the leases subsequent to the effective date of the termination. On or about March 5, 1999, the company entered into settlement agreements with certain warehouse lenders who had financed its mortgage lending business during 1998.

The following details all of the assets and liabilities related to discontinued operations at June 30, 1999 and December 31, 1998:


                                                        1999           1998
                                                      ---------      ----------
ASSETS
Cash                                                  $      50          82,215
Accounts receivable                                                      36,492
Mortgage loans held for sale                                          4,248,854
Prepaid expenses                                                         30,240
Income taxes receivable                                                 571,858
Furniture, fixtures, and equipment                                      322,416
  Less: accumulated depreciation                                       (124,758)
                                                                     ----------
      Total furniture and equipment, net                                197,658
Other assets                                             43,561          75,050
                                                      ---------      ----------
      Total assets                                    $  43,611      $5,242,367
                                                      =========      ==========

LIABILITIES
Accounts payable                                      $              $  726,235
Warehouse financing facilities                                        4,547,030
Deferred income tax liability                                            62,328
Other deferred credits                                   11,384          15,179
                                                      ---------      ----------
      Total liabilities                                  11,384       5,350,772
                                                      ---------      ----------
NET ASSETS (LIABILITIES RELATED) TO DISCONTINUED
  OPERATIONS                                          $  32,227      $ (108,406)
                                                      =========      ==========

NOTE 3. NET LOSS PER SHARE

A reconciliation of the numerators and denominators used in basic and diluted net income (loss) per share is as follows for the three months ended June 30, 1999 and 1998:

                                                    1999           1998
                                                -----------    -------------
Loss from continuing operations                 $(1,301,087)   $          --
Loss from discontinued operations                   420,026          (33,064)
                                                -----------    -------------
Net Loss                                        $  (881,061)   $     (33,064)
                                                ===========    =============
Weighted average number of common shares:
               Basic                              8,064,511        1,179,567
               Effect of dilutive securities:
                   Stock options                         --               --
                   Warrants                              --               --
                                                -----------    -------------
               Diluted                            8,064,511        1,179,567
                                                ===========    =============
Net Loss per share:
     Loss from continuing operations            $     (0.16)   $          --
     Loss from discontinued operations                 0.05             (.03)
                                                -----------    -------------
Net Loss per share:
               Basic                            $      (.11)   $        (.03)
               Effect of dilutive securities:
                   Stock options                         --               --
                   Warrants                              --               --
                                                -----------    -------------
               Diluted                          $      (.11)   $        (.03)
                                                ===========    =============

A reconciliation of the numerators and denominators used in basic and diluted net income (loss) per share is as follows for the six months ended June 30, 1999 and 1998:

                                                    1999           1998
                                                -----------    -------------
Loss from continuing operations                 $(1,611,756)   $          --
Gain/Loss from discontinued operations              239,137         (620,955)
                                                -----------    -------------
Net Loss                                        $(1,372,619)   $    (620,955)
                                                ===========    =============
Weighted average number of common shares:
               Basic                              5,642,780        1,733,365
               Effect of dilutive securities:
                   Stock options                         --               --
                   Warrants                              --               --
                                                -----------    -------------
               Diluted                            5,645,780        1,733,365
                                                ===========    =============
Net Loss per share:
     Loss from continuing operations            $     (0.29)   $          --
     Loss from discontinued operations                (0.05)            (.36)
                                                -----------    -------------
Net Loss per share:
               Basic                            $      (.24)   $        (.36)
               Effect of dilutive securities:
                   Stock options                         --               --
                   Warrants                              --               --
                                                -----------    -------------
               Diluted                          $      (.24)   $        (.36)
                                                ===========    =============


All stock options and warrants outstanding as of June 30, 1999, were considered anti-dilutive; therefore, basic and weighted average number of common shares equals diluted weighted average number of shares at June 30, 1999 and 1998.

NOTE 4. COMMITMENTS AND CONTINGENCIES

The Company filed a lawsuit against Clearview Holdings Corporation, S.A. ("CHC") on February 4, 1999, seeking to rescind the acquisition of Argent Mortgage Corporation based upon fraud by CHC. The Company alleges, among other things, that CHC knowingly made certain false representations concerning the financial condition, assets, and records of Argent Mortgage Corporation. The Company is seeking rescission of the purchase and cancellation of the 1,493,631 shares of the Company acquired by CHC as consideration for the sale of Argent Mortgage Corporation to the Company. On February 20, 1999, the Company served the complaint on CHC. CHC has answered the Complaint, and the case is set for trial in December 1999. If the Company is successful in rescinding the transaction, the shares of Argent Mortgage Corporation, the legal successor to Clearview Capital Corporation, would be ordered returned to CHC and the shares of the Company now held by CHC would be ordered canceled or ordered for return to be canceled.

Management of the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

NOTE 5.  PURCHASE OF NET VOUCHER, INC.

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

NOTE 6.  GOODWILL

The purchase price for NetVoucher is approximately $13.8 million and is comprised of 2,000,000 shares of Argent Capital Corporation Common Stock and options to purchase 2,000,000 shares of Argent Capital Corporation Common Stock at $.25 per share and options to purchase 1,000,000 shares of Argent Capital Corporation Common Stock at $25 per share. Not included in the purchase price is an amount to be determined two years from the closing of the acquisition. At that time, the former shareholders of NetVoucher will receive a payment equal to 30% of the value of NetVoucher in the form of cash and Argent Capital Corporation Common Stock.

All of the approximate $13.8 million purchase price will be allocated to excess of costs over the net assets acquired (goodwill). Preliminary estimates of the fair value of assets and liabilities of NetVoucher have been combined with the recorded values of the assets and liabilities of Argent Capital Corporation in the unaudited pro forma combined consolidated financial statements.

ITEM 2. PLAN OF OPERATION

The Company conducts its business through two subsidiaries, Argent Financial Services, Inc. and NetVoucher, Inc.

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

The NetVoucher internet advertising system (the "NetVoucher System") is actually comprised of several related, software and internet-based products and services providing for interactive marketing and advertising by merchants, to and with consumers. These were developed by Optimize, Inc. ("Optimize"), a former shareholder of NetVoucher, which transferred to NetVoucher all equipment, personnel, rights to the software and related intellectual property rights, including trademarks and copyrights, which collectively comprise the NetVoucher System. The elements of the NetVoucher System, which have been substantially developed to date and which are being tested, include the following: (1) NetVoucher and e-Advertising (which are internet-based advertising products to be sold to merchants); (2) NetVoucher Plus (an enhancement to NetVoucher and e-Advertising); (3) e-point (an internet software product which tracks customer sales; and (4) other elements. NetVoucher either has obtained, or is in the application process for, trademark and service mark protection for all of these products and services, and may seek patent, trademark and other intellectual property right protection for other elements as well.

Consumers are offered enrollment, without fees, as users of the NetVoucher System. By logging on to the system, consumers have access to promotions offered by merchant members. NetVoucher expects that the benefits afforded consumers through enrollment will facilitate strong development of the consumer and merchant subscriber base, but is unable to make definitive projections at this time.

NetVoucher began rolling out the system nationwide in May, 1999. The roll out of NetVoucher has been somewhat slower than expected due to system related issues that have affected the software for merchant loading and support. Thus far there are 241 merchants located in 18 cities in 12 states with over 5,000 members accessing the system from 43 states. The business plan calls for a presence in every major city in the United States. NetVoucher has contracted national and regional marketing directors, and area coordinators in a number of regions of the United States to begin the national roll-out. The budget and the timetable for the national roll out are still under development, and the national roll out will depend to some degree on the availability of sufficient funds to make the system operational nationwide.

NetVoucher is expected to be marketed through a nationwide independent sales force. While there are currently over 100 sales agents, the Company's business plan calls for approximately 2,000 salespersons to be recruited by independent sales managers throughout the United States. City Directors ("CD's") will be responsible for creating the local merchant websites as sales occur. An on-line rep support network is currently under development which will aid in recruiting, managing and developing reps.

Pro forma estimates for NetVoucher indicate a total operating cash requirement of approximately $750,000 during the third quarter of 1999. The Company's cash flow projections indicate that cash flow from operations will be positive in the fourth quarter of 1999. However, the cash flow projections are necessarily based on incomplete information and certain assumptions, which are subject to change and revisions regardless of the effectiveness of management in pursuing its plans.

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

The number of employees required to fully staff NetVoucher for national operations throughout the U.S. is expected to be approximately 40, including 8-10 in accounting and 20-30 in sales and marketing in support via a call center and maintenance of new and existing websites. These employees will be added over the course of the next nine months, as sales volumes reach anticipated levels.

The Company has entered into a Management Information Systems Contract, dated as of February 18, 1999 (the "MIS Contract") with Optimize, which provides that Optimize will render comprehensive systems support service to the Company in connection with the planning, design, development, installation, support, operation, maintenance and integration of software, systems and related computer services necessary for the NetVoucher system. Among other things, the MIS Contract provides that Optimize will establish and support and maintain a back-office system support center which will integrate the NetVoucher software and hardware with various necessary computer hardware and software elements, including central computers, routers, network operating systems, commercial software and ancillary communications tools necessary to enable the NetVoucher System to perform as an integrated merchandising system. Optimize will also assist the Company in setting up a financial processing system (which will include payment of trade accounts, payment of commissions, cash receipts processing, order processing, inventory management, fixed asset management and local regulatory compliance) as part of the NetVoucher System. Optimize will also perform such repairs, refinements, corrections and updating of the NetVoucher software as necessary for the NetVoucher System to perform its intended purposes, as well as work with the Company to discover, design, develop and program new features and enhancements that relate to the NetVoucher System.

ARGENT FINANCIAL SERVICES

Argent Financial Services, Inc. ("AFS"), a wholly-owned subsidiary of the Company, was formed in June, 1998. As further described below, AFS will market the Company's proprietary, state-of-the-art software system, Argent Proprietary product. Management intends to launch the operations of AFS by November, 1999, commencing with the recruitment of independent sales agents to offer several insurance and income protection products. The Company and AFS have recently been in active discussions with a major insurance company with a view to offering its products through such a network of independent, affiliated sales agents. The business plan calls for over 15,000 independent agents, and the addition of up to 60 employees in 2000.

Management plans to launch a multi-media advanced consumer education and success implementation software with eight specialized "modules" next year. These modules address wealth building, debt elimination, insurance needs, estate planning, home mortgages, basic budgeting, tax savings and dream achievement. AFS also intends to offer consumers on-line based products and services, such as banking, stock trading, and other internet tools.

AFS will market its financial products through a multi-level marketing organization operating nationally. Consumers will be introduced by licensed insurance agents and financial planners in the comfort of their home. The agents will access the proposal system via the internet utilizing laptop computers. The system will demonstrate the effects of repositioning the homeowners' equity for accelerated growth in conjunction with various financial products. Products to be sold through the system are being developed by third parties, including insurance company strategic partners of AFS.

It is anticipated that AFS will have a negative cash flow from operations during the next eight months and perhaps longer. Management's cash flow projections are necessarily based on incomplete information and upon certain assumptions, which are subject to change and revisions regardless of the effectiveness of management in pursuing its implementation goals. Cash required to fund operations during the next two quarters is projected to be in excess of $1 million. Funding is expected to be provided by investors and by strategic partners, such as providers of various financial products to be sold through AFS, but AFS and the Company do not presently have any binding commitments for funding.

Products are being developed by third parties under AFS' direction and by insurance company strategic partners. Agreements have also been entered into to market products developed by outside third parties. AFS is also in discussions with potential strategic partners that would provide various banking products to AFS clients.

AFS expects to expend approximately $250,000 for furniture and computer equipment to support its operations. In addition, computer software acquisitions will approximate $100,000 during 1999. To the extent financing is available, these purchases will be financed.

The business plan calls for the addition of over 60 employees during 2000. The majority of the additions will be staff required to support the national marketing organization.


LIQUIDITY AND FINANCIAL RESOURCES

Although the Company raised over $500,000 in capital during the first quarter of 1999, and an additional amount of approximately $1,000,000 to date during the second quarter of 1999, it believes that cash from continuing operations and borrowings, if any, will not be sufficient to fund the strategic plans described herein. Management is actively seeking additional investors to infuse new capital. The majority of the new capital raised in 1999 has been contributed by the Directors of the Company and some qualified investors. Substantial portions of directors contributions have represented salary foregone by such officers in exchange for newly issued equity securities of the Company. There can be no assurance that the Directors will continue to contribute additional capital or that executive officers will continue to forgo salary.


FINANCIAL POSITION

Cash from continuing operations and borrowings are not expected to be sufficient to fund continuing operations. The proceeds from the capital raised during 1999 were used to fund continuing operations and to advance funds to Optimize in anticipation of the acquisition of NetVoucher, Inc.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) Not applicable.

(b) Not applicable.

(c) As more particularly described in Part I., Item 2., above and in Note 5 to the financial statement in part 1, and in the Company's Form 8-K, filed on April 28, 1999, and its Form 10-KSB, filed May 3, 1999, both of which are incorporated by reference herein, effective April 12, 1999, the Company issued to the former shareholders of NetVoucher, Inc. certain shares of its Common Stock and options to purchase additional shares of its Common Stock.

Other Issuances

In the first quarter of 1999 and in April, 1999, the Company directly sold and issued shares of its Common Stock ("Shares") to parties which were otherwise unaffiliated with the Company at the time (except as indicated elsewhere herein or in prior filings with the Commission), and additionally sold and issued to certain directors and members of management investment units composed of Shares and warrants for the purchase of additional Shares as of the dates, and for the consideration specified, in the Table of Share Issuances attached as Exhibit 99 to the Form 10-QSB for the quarter ended March 31, 1999. As indicated in said Exhibit, the investment units sold to certain members of management and directors were issued for consideration comprised of cash or services rendered.

Each investment unit was comprised of one Share of the Company's restricted (currently non-tradeable) Common Stock and one warrant to purchase an additional Share of restricted Common Stock at any time or from time to time during a three-year period following the respective issuance dates of the warrants. The purchase price of the restricted Shares subject to acquisition under the warrants is $.25 per Share, and any number of restricted Shares up to the number granted in the respective warrants may be purchased during the warrants' validity. The directors of the Company approved the issuance of these restricted Shares and warrants at the prices indicated to provide necessary working capital for the Company at the time, and, with respect to the issuances to officers and directors, in order to retain these critical personnel.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              (1) Financial Statements included in Part I of this
              Report, Item 1 of this Report:

                    Consolidated Balance Sheets (Unaudited), dated June 30, 1999 and December 31, 1998

                    Consolidated Statements of Operations for the Six months ended June 30, 1999 and June 30, 1998
                    (Unaudited).

                    Consolidated Statements of Operations for the Three months ended June 30, 1999 and June 30, 1998
                    (Unaudited).

                    Consolidated Statements of Cash Flow, for the Six months ended June 30, 1999 and June 30, 1998
                    (Unaudited).

         (b)  Reports on Form 8-K

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

              (iii) Form 8-K filed and dated July 19, 1999, reporting
                    the appointment of Grant Thornton, LLP, as independent auditor to the registrant.

                   No financial statements were filed with such reports.

         (c)  Financial Data Schedule for the quarter ended June 30, 1999.

                                   SIGNATURES


               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        REGISTRANT

                                        ARGENT CAPITAL CORPORATION


August 23, 1999                         By /s/ CHRISTOPHER MILLAR

                                               President
                                               and Chief Executive Officer