Form 10QSB
period 1999-09-30
ARGENT CAPITAL CORP
filed 1999-11-15
CIK 892833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 Yes [X] No [ ]

Number of shares of the issuer's sole class of common equity, outstanding as of the latest practicable date : 8,740,646 (November 15, 1999).

                           ARGENT CAPITAL CORPORATION

                               INDEX TO FORM 10QSB

          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999



                          PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements:

         Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998

         Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 1999 (unaudited)

         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998 (unaudited)

         Notes to the Consolidated Financial Statements for the Nine Months Ended September 30, 1999 (unaudited)

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

                   ARGENT CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                  (Unaudited)

                                                                          1999            1998
                                                                       -----------      ----------
                                 ASSETS

CURRENT ASSETS:
      Cash                                                                   3,404           5,453
      Accounts Receivable                                                    1,582               0
      Prepaid expenses                                                       1,600           5,000
                                                                       -----------      ----------
           Total current assets                                              6,586          10,453

SOFTWARE  AND CAPITALIZED  DEVELOPMENT COSTS                               567,563          79,000
      Less accumulated amortization                                        (39,459)              0
                                                                       -----------      ----------
           Total software and capitalized development costs, net           528,104          79,000

PROPERTY AND EQUIPMENT                                                     720,536         634,648
      Less accumulated depreciation                                       (521,191)       (478,329)
                                                                       -----------      ----------
           Total property and equipment, net                               199,345         156,319

GOODWILL (NOTE 6)                                                       13,771,817               0
        Less accumulated amortization                                     (819,751)              0
                                                                       -----------      ----------
           Total goodwill, net                                          12,952,066               0

OTHER  ASSETS                                                                7,730               0
                                                                       -----------      ----------
           Total assets of continuing operations                        13,693,831         245,772

NET ASSETS RELATED TO DISCONTINUED OPERATIONS                               33,431               0
                                                                       -----------      ----------
           TOTAL ASSETS                                                 13,727,262         245,772
                                                                       ===========      ==========

      LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable and accrued liabilities                             812,756               0
      Warehouse financing facilities
                                                                       -----------      ----------
           Total current liabilities of continuing operations              812,756               0

NET LIABILITIES RELATED TO DISCONTINUED OPERATIONS                               0         108,405

      SHAREHOLDERS' EQUITY
      Common stock, $.001 par value, authorized 100,000,000 shares
         issued 8,740,646 shares                                             8,741           2,589
      Additional paid-in capital                                        17,011,366       1,454,197
      Treasury stock, 13,333 shares                                        (63,281)        (63,281)
      Notes receivable                                                           0          (1,839)
      Retained earnings (deficit)                                       (4,042,320)     (1,254,299)
                                                                       -----------      ----------
           Total shareholders' equity                                   12,914,506         137,367
                                                                       -----------      ----------
           Total liabilities and shareholders' equity                   13,727,262         245,772
                                                                       ===========      ==========


                See Notes to Consolidated Financial Statements.

                   ARGENT CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)

                                                       1999            1998
                                                   ------------    ------------
REVENUE:
      Gain on Sale of Loans
      Interest income                                        30
      Other income                                       14,642

                                                   ------------    ------------
                    TOTAL REVENUE                        14,672
EXPENSES
      General & Administrative                        3,043,034
      Provision for Bad Debts
      Interest
                                                   ------------    ------------
                    TOTAL EXPENSES                    3,043,034

LOSS FROM CONTINUING OPERATIONS                      (3,028,362)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS                240,341      (1,597,605)
                                                   ------------    ------------
NET  (LOSS)                                          (2,788,021)     (1,597,605)
                                                   ============    ============

Loss per share (Basic and diluted):
      Loss from continuing operations                     (0.46)
      Gain (Loss) from discontinued operations             0.04           (0.83)
                                                   ------------    ------------
      Net loss per share                                  (0.42)          (0.83)



                See Notes to Consolidated Financial Statements.

                   ARGENT CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                      1999            1998
                                                   ----------      ----------
REVENUE:
      Gain on Sale of Loans
      Interest income

      Other income                                      7,838
                                                   ----------      ----------
                    TOTAL REVENUE                       7,838
EXPENSES
      General & Administrative                      1,424,444
      Provision for Bad Debts
      Interest
                                                   ----------      ----------
                    TOTAL EXPENSES                  1,424,444

LOSS FROM CONTINUING OPERATIONS                    (1,416,606)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS                1,204        (976,650)
                                                   ----------      ----------
NET  (LOSS)                                        (1,415,402)       (976,650)
                                                   ==========      ==========
Loss per share (Basic and diluted):
      Loss from continuing operations                   (0.16)
      Gain (Loss) from discontinued operations           0.00           (0.42)
                                                   ----------      ----------
      Net loss per share                                (0.16)          (0.42)



                 See Notes to Consolidated Financial Statements.

                   ARGENT CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)

                                                                                        1999            1998
                                                                                     ----------      ----------
CASH FLOW FROM OPERATING ACTIVITIES:

Loss from continuing operations                                                      (3,028,362)

Adjustments to reconcile loss from continuing operations to net Cash provided by operating activities of continuing operations:
      Depreciation and amortization                                                     902,072
      Accounts Receivable                                                                (1,582)
      Prepaid expenses                                                                    3,400               0
      Other Assets                                                                       (7,730)
      Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                        812,756
                                                                                     ----------      ----------
                Net cash used by operating activities of continuing operations       (1,319,446)              0

Income (loss) from discontinued operations                                              240,341      (1,597,605)
Non Cash Gains From Discontinued Operations                                             (98,503)        514,000
Net Cash Provided/(used) in disposal of discontinued operations                        (123,670)      6,789,095


CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                              (85,888)       (145,987)
      Acquisition of Net Voucher                                                       (488,563)
      Cash acquired from acquisitions, net of cash paid                                                 803,363
      Collection of Notes Receivable                                                                    151,585
                                                                                     ----------      ----------
                Net cash provides / (used) in investing activities                    (574,451)        808,961

CASH FLOWS FROM FINANCING ACTIVITIES:
      Disposal of warehouse financing facility                                                       (6,476,567)
      Proceeds from sale of common stock                                              1,791,504               0
                                                                                     ----------      ----------
                Net cash provided by financing activities                             1,802,728      (6,476,567)

NET DECREASE IN CASH                                                                    (84,225)         37,884
CASH AT BEGINNING OF PERIOD                                                              87,668         407,147
                                                                                     ----------      ----------
CASH AT BEGINNING OF PERIOD                                                               3,443         445,031
                                                                                     ==========      ==========






                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements at September 30, 1999 include the accounts of Argent Capital Corporation ("ACC"), a corporation organized in the State of Nevada, and its wholly-owned subsidiaries (collectively, the "Company"). The subsidiaries include Argent Mortgage Corporation (previously known as Clearview Capital Corporation), eWealthUSA (formerly known as Argent Financial Services, Inc.), NetVoucher, Inc., Sullivan and Mock Corporation of Nevada ("Sullivan and Mock") and Sunport Medical Corporation (USA). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

On April 12, 1999 the Company acquired NetVoucher, Inc. which is detailed in
Note 5.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 1998, the Company incurred a loss of $2,671,831 and, as of that date, the Company's deficit was $1,426,716. During the nine months ended September 30, 1999 the Company lost $2,788,021. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

- Entering into strategic alliances with banking and insurance companies.(see subsequent events Note 9)

The Company's ongoing operations have been funded in the main by Directors of the Company and some qualified investors. During the three months ended March 31, 1999, the Directors contributed approximately $500,000 in capital. During the three months ended June 30, 1999, an additional $1,000,000 in capital was raised. During the three months ended September 30, 1999 and additional $179,600 in capital was raised.

NetVoucher, Inc., which was acquired April 12, 1999, has started sales of merchant sites in eighteen cities. Once satisfactory results are achieved in these cities, the rollout will continue nationwide. To date, sales have fallen short of expectations due to numerous problems with the NetVoucher system and the company's inability to recruit sufficient NetVoucher sales people.

eWealthUSA will begin recruitment of independent sales agents during November 1999 and will begin offering several insurance and income protection products during this period. Revenues from the sale of the eWealthUSA proprietary product are expected to commence during the first quarter of 2000.

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

The following details all of the assets and liabilities related to discontinued operations at September 30, 1999 and December 31, 1998:

                                                        1999             1998
                                                     -----------      -----------
ASSETS
Cash                                                 $        39           82,215
Accounts receivable                                                        36,492
Mortgage loans held for sale                                            4,248,854
Prepaid expenses                                                           30,240
Income taxes receivable                                                   571,858
Furniture, fixtures, and equipment                                        322,416
  Less: accumulated depreciation                                        (124,758)
                                                                      -----------
      Total furniture and equipment, net                                  197,658
Other assets                                              43,561           75,050
                                                     -----------      -----------
      Total assets                                   $    43,600      $ 5,242,367
                                                     ===========      ===========

LIABILITIES
Accounts payable                                     $                $   726,235
Warehouse financing facilities                                          4,547,030
Deferred income tax liability                                              62,328
Other deferred credits                                    10,169           15,179
                                                     -----------      -----------
      Total liabilities                                   10,169        5,350,772
                                                     -----------      -----------
NET ASSETS (LIABILITIES RELATED) TO DISCONTINUED
  OPERATIONS                                         $    33,431      $  (108,406)
                                                     ===========      ===========

NOTE 3. NET LOSS PER SHARE

A reconciliation of the numerators and denominators used in basic and diluted net income (loss) per share is as follows for the three months ended September 30, 1999 and 1998:

                                                      1999             1998
                                                  -----------      -----------
Loss from continuing operations                   $(1,416,606)     $        --
Loss from discontinued operations                       1,204         (976,650)
                                                  -----------      -----------
Net Loss                                          $(1,415,402)     $ ( 976,650)
                                                  ===========      ===========
Weighted average number of common shares:
               Basic                                8,626,135        2,309,371
               Effect of dilutive securities:
                   Stock options                           --               --
                   Warrants                                --               --
                                                  -----------      -----------
               Diluted                              8,626,135        2,309,371
                                                  ===========      ===========
Net Loss per share:
     Loss from continuing operations              $     (0.16)     $        --
     Loss from discontinued operations                   0.00             (.42)
                                                  -----------      -----------
Net Loss per share:
               Basic                              $      (.16)     $      (.42)
               Effect of dilutive securities:
                   Stock options                           --               --
                   Warrants                                --               --
                                                  -----------      -----------
               Diluted                            $      (.16)     $      (.42)
                                                  ===========      ===========


A reconciliation of the numerators and denominators used in basic and diluted net income (loss) per share is as follows for the nine months ended September 30, 1999 and 1998:

                                                      1999             1998
                                                  -----------      -----------
Loss from continuing operations                   $(3,028,362)     $        --
Gain/Loss from discontinued operations                240,341       (1,597,605)
                                                  -----------      -----------
Net Loss                                          $(2,788,021)     $(1,597,605)
                                                  ===========      ===========
Weighted average number of common shares:
               Basic                                6,650,149        1,927,477
               Effect of dilutive securities:
                   Stock options                           --               --
                   Warrants                                --               --
                                                  -----------      -----------
               Diluted                              6,650,149        1,927,477
                                                  ===========      ===========
Net Loss per share:
     Loss from continuing operations              $     (0.46)     $        --
     Loss from discontinued operations                  (0.04)            (.83)
                                                  -----------      -----------
Net Loss per share:
               Basic                              $      (.42)     $      (.83)
               Effect of dilutive securities:
                   Stock options                           --               --
                   Warrants                                --               --
                                                  -----------      -----------
               Diluted                            $      (.42)     $      (.83)
                                                  ===========      ===========

All stock options and warrants outstanding as of September 30, 1999, were considered anti-dilutive; therefore, basic and weighted average number of common shares equals diluted weighted average number of shares at September 30, 1999 and 1998.

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

NOTE 7.  CHANGES IN BOARD OR DIRECTORS

The resignation of directors Lawrence D. Barr, Edward d. Sybesma and Roy Painter was acknowledge at the Board of Directors meeting on July 23, 1999 and two replacements were named - Steve Davis and Simon Baitler.

NOTE 8.  BOARD DECISION TO SPIN OUT EWEALTHUSA

On August 23, 1999 the Board of Directors of Argent Capital Corporation, Inc. approved a resolution authorizing and directing the officers of the Company to spin out eWealthUSA to the shareholders of Argent Capital Corporation, Inc. so that he result will be a free standing company. This action is expected to be completed as soon as possible.

NOTE 9.  SUBSEQUENT EVENTS

On November 9, 1999, the Company announced a strategic alliance between eWealthUSA and ebank.com, Inc. to offer on line banking services. The joint venture is subject to OTS approval. Under the terms of the agreement, eWealthUSA will offer exclusively ebank.com online banking services and ebank.com will offer eWealthUSA insurance products and services including the eWealthMortgage products on an exclusive basis. This alliance will offer ebank.com access to the national sales force and financial professionals to distribute their products and services. Also included in the agreement are plans to form a joint venture mortgage company which would be managed by Atlanta National Mortgage, Inc. of Atlanta, Georgia. Insurance products are to be provided by Lincoln Benefit Life Insurance Company, Lincoln Nebraska, a subsidiary of Allstate Insurance Company.

ITEM 2. PLAN OF OPERATION

The Company conducts its business through two subsidiaries, Argent Financial Services, Inc.(now eWealthUSA) and NetVoucher, Inc.

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

NetVoucher began rolling out the system nationwide in May, 1999. The roll out of NetVoucher has been somewhat slower than expected due to system related issues that have affected the software for merchant loading and support. Thus far there over 300 merchants located in 18 cities in 12 states with over 5,700 members accessing the system from 43 states. The business plan calls for a presence in every major city in the United States. NetVoucher has contracted national and regional marketing directors, and area coordinators in a number of regions of the United States to begin the national roll-out. The budget and the timetable for the national roll out are still under development, and the national roll out will depend to some degree on the availability of sufficient funds to make the system operational nationwide.

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

Pro forma estimates for NetVoucher indicate a total operating cash requirement of approximately $350,000 during the fourth quarter of 1999. The Company's cash flow projections indicate that cash flow from operations will remain negative in the first quarter of 2000. However, the cash flow projections are necessarily based on incomplete information and certain assumptions, which are subject to change and revisions regardless of the effectiveness of management in pursuing its plans.

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

The Company has terminated a Management Information Systems Contract, dated as of February 18, 1999 (the "MIS Contract") with Optimize, which was intended to provide that Optimize would render comprehensive systems support service to the Company in connection with the planning, design, development, installation, support, operation, maintenance and integration of software, systems and related computer services necessary for the NetVoucher system. Among other things, the MIS Contract provided that Optimize would establish and support and maintain a back-office system support center which would integrate the NetVoucher software and hardware with various necessary computer hardware and software elements, including central computers, routers, network operating systems, commercial software and ancillary communications tools necessary to enable the NetVoucher System to perform as an integrated merchandising system. The Management is in the process or evaluating alternative resources to meet the needs that were to have been provided by Optimize. The termination of the contract was due to Optomize's inability to cure certain defaults notified to them within the required 30 day cure period of the MIS contact. Optomize has not accepted this termination of the contract.

EWEALTHUSA

eWealthUSA, a wholly-owned subsidiary of the Company, was formed in June, 1998. As further described below, eWealthUSA will market the Company's proprietary, state-of-the-art software system, eWealthUSA Proprietary product. Management intends to launch the operations of eWealthUSA by November, 1999, commencing with the recruitment of independent sales agents to offer several insurance and income protection products. The Company and eWealthUSA have recently been in active discussions with an on line banking service company and a major insurance company (see Subsequent Events Note 9) with a view to offering its products through such a network of independent, affiliated sales agents. The business plan calls for over 15,000 independent agents, and the addition of up to 60 employees in 2000.

Management plans to launch a multi-media advanced consumer education and success implementation software with eight specialized "modules" next year. These modules address wealth building, debt elimination, insurance needs, estate planning, home mortgages, basic budgeting, tax savings and dream achievement. eWealthUSA also intends to offer consumers on-line based products and services, such as banking, stock trading, and other internet tools.

eWealthUSA will market its financial products through a multi-level marketing organization operating nationally. Consumers will be introduced by licensed insurance agents and financial planners in the comfort of their home. The agents will access the proposal system via the internet utilizing laptop computers. The system will demonstrate the effects of repositioning the homeowners' equity for accelerated growth in conjunction with various financial products. Products to be sold through the system are being developed by third parties, including insurance company strategic partners of eWealthUSA.

It is anticipated that eWealthUSA will have a negative cash flow from operations during the next five months and perhaps longer. Management's cash flow projections are necessarily based on incomplete information and upon certain assumptions, which are subject to change and revisions regardless of the effectiveness of management in pursuing its implementation goals. Cash required to fund operations during the next quarter is projected to be in excess of $1 million. Funding is expected to be provided by investors and by strategic partners, such as providers of various financial products to be sold through eWealthUSA, but eWealthUSA and the Company do not presently have any binding commitments for funding.

Products are being developed by third parties under eWealthUSA' direction and by insurance company strategic partners. Agreements have also been entered into to market products developed by outside third parties. eWealthUSA is also in discussions with potential strategic partners that would provide various banking products to eWealthUSA clients.

eWealthUSA expects to expend approximately $250,000 for furniture and computer equipment to support its operations. In addition, computer software acquisitions will approximate $100,000 during 1999. To the extent financing is available, these purchases will be financed.

The business plan calls for the addition of over 60 employees during 2000. The majority of the additions will be staff required to support the national marketing organization.

LIQUIDITY AND FINANCIAL RESOURCES

Although the Company raised over $1,500,000 in capital during the first two quarters of 1999, and an additional amount of approximately $179,600 during the third quarter of 1999, it believes that cash from continuing operations and borrowings, if any, will not be sufficient to fund the strategic plans described herein. Management is actively seeking additional investors to infuse new capital. The majority of the new capital raised in 1999 has been contributed by the Directors of the Company and some qualified investors. Substantial portions of directors contributions have represented salary foregone by such officers in exchange for newly issued equity securities of the Company. There can be no assurance that the Directors will continue to contribute additional capital or that executive officers will continue to forgo salary.

FINANCIAL POSITION

Cash from continuing operations and borrowings are not expected to be sufficient to fund continuing operations. The proceeds from the capital raised during 1999 were used to fund continuing operations and to advance funds to Optimize in anticipation of the acquisition of NetVoucher, Inc.

RESULTS OF  OPERATIONS

The discontinued operations loss for 1999 is primarily the loss from discontinued operations net of gain from the disposal of those operations. The loss from continuing operations is primarily general and administrative costs associated with the start up of continuing operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  (1) Financial Statements included in Part I of this Report,
                  Item 1 of this Report:

                           Consolidated Balance Sheets (Unaudited), dated June 30, 1999 and December 31, 1998

                           Consolidated Statements of Operations for the Nine months ended September 30, 1999 and September 30, 1998 (Unaudited).

                           Consolidated Statements of Operations for the Three months ended September 30, 1999 and September 30, 1998 (Unaudited).

                           Consolidated Statements of Cash Flow, for the Nine months ended June 30, 1999 and September 30, 1998 (Unaudited).

                  27       Financial Data Schedule (for SEC use only)


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


                                        REGISTRANT



                                        ARGENT CAPITAL CORPORATION

November 15, 1999                       By  /s/ CHRISTOPHER MILLAR

                                            President
                                            and Chief Executive Officer